Form 10-Q
period 2000-03-31
LSP ENERGY LTD PARTNERSHIP; LSP BATESVILLE FUNDING CORP
filed 2000-05-15
CIK 1092436, 1092435

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000
               Commission File Numbers 333-84609 and 333-84609-01

                         LSP ENERGY LIMITED PARTNERSHIP
                       LSP BATESVILLE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                              22-3422042
Delaware                                                              22-3615403

(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         Two Tower Center, 20th Floor East Brunswick, N.J. 08816 (732) 249-6750 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes     No  X
                          ---    ---

                         LSP ENERGY LIMITED PARTNERSHIP
                       LSP BATESVILLE FUNDING CORPORATION


                                FORM 10-Q INDEX

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.    Financial Statements                                                2
Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          2
Item 3.    Qualitative and Quantitative Disclosures about Market Risk         11

                              PART II

Item 1.    Legal Proceedings                                                  11
Item 2.    Changes in Securities and Use of Proceeds                          11
Item 3.    Defaults Upon Senior Securities                                    11
Item 4.    Submission of Matters to a Vote of Security Holders                11
Item 5.    Other Information                                                  11
Item 6.    Exhibits and Reports on Form 8-K                                   11

           Signatures                                                         12

           Financial Statement Index                                         F-1

           Exhibits Index                                                   EI-1

PART I/ITEM 1.  FINANCIAL STATEMENTS

         See financial statements commencing at F-1. These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While LSP Energy Limited Partnership, (the "Partnership") and LSP Batesville Funding Corporation ("Funding") believe that the disclosures made are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements included in the Form S-4 as of December 31, 1999 and 1998 and for each of the three years in the three year period ended December 31, 1999, filed with the Commission by the Partnership and Funding.

PART I/ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

GENERAL

         The Partnership is a Delaware limited partnership formed in February 1996 to develop, construct, own and operate a gas-fired electric generating facility with a design capacity of approximately 837 megawatts to be located in Batesville, Mississippi (the "Facility"). The 1% general partner of the Partnership is LSP Energy, Inc. ("Energy"). The 99% limited partner of the Partnership is LSP Batesville Holding, LLC ("Holding"), a Delaware limited liability company established on July 29, 1998. Granite Power Partners II, L.P. ("Granite"), a Delaware limited partnership, holds a 48.63% membership interest in Holding and Cogentrix/Batesville, LLC ("Cogentrix"), a Delaware limited liability company, holds a 52.15% membership interest in Holding.

         LSP Batesville Funding Corporation ("Funding") was established on August 3, 1998. Funding's business purpose is limited to maintaining its organization and activities necessary to facilitate the acquisition of financing by the Partnership from the institutional debt market and to offer debt securities. Funding is wholly owned by Holding.

         Since its formation in 1996, the Partnership has been developing and constructing the Facility. In addition, up until November 1999, the Partnership was developing and constructing the Panola County gas and water infrastructure that the Facility will use under contracts with three construction contractors. In November 1999, the Partnership transferred to Panola County those construction contracts, all of the completed portions of the Panola County infrastructure, all of the Panola County infrastructure work in progress, real estate rights related to the Panola County infrastructure and permits related to the Panola County infrastructure. In exchange for that transfer, the State of Mississippi agreed to reimburse the Partnership for the amounts that it spent on
(1) the development of the Panola County infrastructure, (2) the acquisition of Panola County infrastructure related easements and (3) construction of the Panola County infrastructure from April 11, 1999 until the Partnership transferred the Panola County infrastructure to Panola County. In addition, Panola County is now obligated to pay the Panola County infrastructure construction contractors the amounts still due to those contractors under their contracts.

         The Facility has not yet generated any operating revenues. The Partnership expects that the total cost of developing, constructing and financing the Facility and the Panola County infrastructure will be approximately $396,406,000. The Partnership capitalized the costs pertaining to the construction of the Facility and the Panola County infrastructure, net of the Panola County infrastructure reimbursement funds of $14,278,000 as property and construction in progress and the costs pertaining to the financing of the Facility and the Panola County infrastructure as debt issuance and financing costs, and the Partnership has included these items as assets on its balance sheets.

RESULTS OF OPERATIONS

         The Partnership expensed the project development costs not directly related to the construction and financing of the Facility. For the three months ended March 31, 2000 project development expenses not directly related to the construction, financing and operations and maintenance of the Facility approximated $176,000 which amount consisted primarily of approximately $100,000 of management fees and approximately $62,000 of labor charges, related benefits and taxes and other management expenses incurred under the management services agreement with LS Power Management, LLC ("LSP Management").

         For the three months ended March 31, 1999 project development expenses not directly related to the construction, financing and operations and maintenance of the Facility approximated $83,000, which amount consisted primarily of legal fees of approximately $54,000 pertaining to contract negotiations and regulatory matters and approximately $29,000 of labor charges, related benefits and taxes and other management expenses incurred under the management services agreement with LSP Management.

         Operations and maintenance expenses for the three months ended March 31, 2000 approximated $466,000, which amount consisted primarily of costs incurred under the operations and maintenance agreement with Cogentrix Batesville Operations, LLC ("Cogentrix Batesville Operations"). These costs consist primarily of approximately $243,000 of Cogentrix Batesville Operations labor charges, related taxes and benefits and $117,000 of precommencement services fees.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership is using the net proceeds from the issuance of the two series of Senior Secured Bonds (the "Bonds"), $54,000,000 of equity contributions that the Partnership will receive from Holding from time to time, and the reimbursement payments that the Partnership has and will receive from the State of Mississippi to pay the costs of developing, constructing and financing the Facility and the Panola County infrastructure.

         As of March 31, 2000, the Partnership's principal sources of liquidity were approximately $5,084,000 of remaining proceeds from the issuance of the Bonds, $14,278,000 of Panola County infrastructure reimbursement funds received from the State of Mississippi, plus investment earnings on such funds of approximately $3,645,000, and $54,000,000 of equity contributions that the Partnership will receive from Holding from time to time after the Partnership has spent all of the proceeds of the Bonds. The remaining proceeds from the issuance of the Bonds and the Panola County infrastructure reimbursement funds and related interest are held by the trustee in a construction account and are invested primarily in short term commercial paper rated at least A-1 by Standard & Poor's Rating Group or at least P-1 by Moody's Investors Service, Inc. Holding's obligation to contribute equity under its equity contribution agreement is supported by a letter of credit naming Cogentrix Energy, Inc. as the account party. This letter of credit has been issued by a bank rated at least A-2 by Moody's Investors Service, Inc. and at least A by Standard & Poor's Rating Group.

         Total estimated cost of the Facility and Panola County infrastructure costs, and the Facility and Panola County infrastructure costs incurred as of March 31, 2000, by major category are as follows:


                                                                                            COSTS INCURRED
                                                                 TOTAL ESTIMATED                AS OF
                                                                      COSTS                 MARCH 31, 2000
                                                                 ---------------            --------------
Construction of plant ................................             $245,148,000              $235,105,000
Electrical and gas interconnection costs .............               22,340,000                19,042,000
Electrical facilities ................................                9,250,000                 9,224,000
Infrastructure costs .................................               18,618,000                17,338,000
Interest expense during construction .................               27,943,000                22,590,000
Debt service reserve .................................               12,551,000                      --
Contingency ..........................................               17,265,000                   631,000
Development fees and financing costs .................               28,500,000                28,468,000
Spare parts, equipment and material ..................                3,623,000                 2,987,000
Construction management ..............................                1,987,000                 1,723,000
Operations and maintenance ...........................                1,900,000                 1,715,000
Casualty risk insurance ..............................                1,406,000                 1,406,000
All other costs ......................................                5,875,000                 3,261,000
                                                                   ------------              ------------
     Total ...........................................             $396,406,000              $343,490,000
                                                                   ============              ============


         As of March 31, 2000, costs incurred on the Facility and the Panola County infrastructure were approximately $343,490,000. Included in this amount is approximately $314,944,000, net of the Panola County infrastructure reimbursement funds of approximately $14,278,000, of property and construction in progress, approximately $10,302,000 of debt issuance and financing costs and approximately $1,366,000 of inventory and other current assets. In addition, $2,600,000 of costs incurred has been expensed as of March 31, 2000. As of March 31, 2000, the Partnership has expended approximately $320,333,000 of cash.

         Costs expensed from inception through March 31, 2000 are comprised primarily of $671,000, $1,239,000 and $507,000 of costs incurred for the management services agreement with LSP Management, the operations and maintenance agreement with Cogentrix Batesville Operations and legal fees pertaining to contract negotiations and regulatory matters, respectively. Costs incurred under the management services agreement with LSP Management and the operations and maintenance agreement with Cogentrix Batesville Operations are components of the construction management and operations and maintenance categories, respectively, in the table above. Legal fees are a component of the all other costs category. Other components of the all other costs category include expenses related to land and easements and consultant fees.

         BVZ Power Partners-Batesville ("BVZ Power Partners") anticipates that construction of the Facility will be completed during the second or third quarter of 2000.

         FACILITY CONSTRUCTION COSTS

         BVZ Power Partners is constructing the Facility under a $240,357,000 construction contract, excluding sales and use tax. BVZ Power Partners has committed to completing the construction and start-up to specified performance levels of the two VEPCO generating units and the Aquila generating unit on or prior to July 16, 2000, July 26, 2000, and July 31, 2000, respectively, unless these dates are adjusted in accordance with the construction contract. During the three months ended March 31, 2000, the Partnership incurred approximately $7,769,000 of costs under the construction contract with BVZ Power Partners. As of March 31, 2000, BVZ Power Partners estimated that its engineering, procurement and construction of the Facility was about 96% complete, and total costs incurred were approximately $230,433,000, including approximately $11,393,000 of retainage. Retainage is that contractually specified percentage of the contract value that is withheld from the current payment due to the construction contractor until the construction contractor completes its work under the construction contract.

         Lauren Constructors, Inc. ("Lauren Constructors") is constructing the Facility's water pretreatment system. The water pretreatment system is designed to ensure that water supplied to the Facility is of the quality specified in the construction contract with BVZ Power Partners. The lump sum price for this contract is approximately $1,755,000, including change orders. During the three months ended March 31, 2000, the Partnership incurred approximately $807,000 of costs under the water pretreatment system contract with Lauren Constructors. As of March 31, 2000, approximately $1,014,000 of the contract has been completed and invoiced to the Partnership, including approximately $87,700 of retainage. The water pretreatment system became operational during April 2000 and Lauren Constructors anticipates construction of the water pretreatment system will be completed prior to the end of May 2000.

         Kruger, Inc. ("Kruger") is the supplier of the water pretreatment system equipment. The lump sum price for this contract is about $415,000, which includes all costs associated with the engineering, manufacturing and delivery of the water pretreatment system equipment. The water pretreatment equipment was delivered to the Facility during January 2000. During the three months ended March 31, 2000, the Partnership incurred approximately $209,000 of costs under the contract with Kruger. As of March 31, 2000, approximately $375,000 of the contract had been completed and invoiced to the Partnership, including approximately $19,700 of retainage.

         At March 31, 2000 and December 31, 1999, the Partnership had approximately $19,088,000 and $16,299,000, respectively, of outstanding invoices, including retainage, under these Facility construction contracts.

         ELECTRICAL AND GAS INTERCONNECTION COSTS

         The Partnership is paying the costs of the interconnection facilities and system upgrades that are being constructed by the Tennessee Valley Authority and Entergy Mississippi, Inc.

         The costs of the Tennessee Valley Authority interconnection facilities and system upgrades are approximately $4,000,000 and $9,500,000 respectively. As of March 31, 2000 and December 31, 1999, approximately $12,556,000 of these costs had been invoiced to the Partnership by the Tennessee Valley Authority. The costs of the Entergy interconnection facilities and system upgrades are approximately $1,100,000 and $7,100,000, respectively. As of March 31, 2000 and December 31, 1999 approximately $6,286,000 of these costs had been invoiced to the Partnership by Entergy.

         At March 31, 2000 there were no outstanding invoices under these contracts. At December 31, 1999, the Partnership had approximately $3,757,000 of outstanding invoices, respectively, under these contracts.

         The Partnership is entitled to receive system upgrade credits in the amount of the incremental revenue received by the Tennessee Valley Authority and Entergy for future transmission services procured for the delivery of energy from the Facility. The amount of these credits, if any, may not exceed the total costs of the system upgrades paid for by the Partnership.

         ELECTRICAL FACILITIES COSTS

         Lauren Constructors, Inc. constructed the Partnership's electrical substation and transmission lines that interconnect with the Tennessee Valley Authority and Entergy transmission systems. The lump sum price of this contract is approximately $4,760,000, including change orders. As of March 31, 2000, the total contract value was invoiced to the Partnership. As of April 30, 2000, this construction contract was completed.

         North American Transformer, Inc. supplied four single-phase transformers that are incorporated into the Partnership's electrical substation. The lump sum price of this contract is approximately $3,683,000. As of March 31, 2000, the total contract value was invoiced to the Partnership. All four transformers have been installed, tested and energized.

         Siemens Power Transmission and Distribution, LLC supplied thirteen circuit breakers that are incorporated into the Partnership's electrical substation. The lump sum price of this contract is approximately $722,000. As of March 31, 2000, the total contract value was invoiced to the Partnership. All the circuit breakers have been delivered and installed within the electrical substation.

         At March 31, 2000 and December 31, 1999 the Partnership had approximately $56,600 and $782,000 of outstanding invoices, respectively, under these contracts.

         PANOLA COUNTY INFRASTRUCTURE COSTS

         WATER

         Robinson Mechanical Contractors, Inc. is constructing the intake facilities that will draw water from Enid Lake and pump it to the Facility. The lump sum price of this contract is approximately $5,256,000, including change orders. As of December 31, 1999 total costs incurred by the Partnership were approximately $4,080,000. As of March 31, 2000 and December 31, 1999, the Partnership had approximately $150,000 of outstanding retainage invoices under this contract. The Partnership transferred this contract to Panola County in November 1999.

         Garney Companies, Inc. has constructed a water supply pipeline to transport water from Lake Enid to the Facility and a wastewater discharge pipeline to transport wastewater from the Facility to the Little Tallahatchie River. The lump sum price of this contract is approximately $4,528,000, including change orders. The water supply and wastewater discharge pipelines were tested and declared complete on August 5, 1999. As December 31, 1999 the total contract value had been invoiced to the Partnership. As of March 31, 2000 and December 31, 1999, the Partnership had approximately $20,000 of outstanding retainge invoices under this contract. The Partnership transferred this contract to Panola County in November 1999. As of April 30, 2000, this construction contract was completed.

         GAS

         Big Warrior Corporation is constructing a lateral gas pipeline and related facilities to transport natural gas from two interstate gas pipelines to the Facility. The lump sum price of this contract is approximately $8,565,000, including change orders. Construction of the pipeline has been sufficiently completed to allow delivery of fuel gas to the Facility as necessary to support equipment testing and startup. As of December 31, 1999 total costs incurred by the Partnership were approximately $8,450,000. As of March 31, 2000 and December 31, 1999, the Partnership had no outstanding invoices payable to Big Warrior under this contract. The Partnership transferred this contract to Panola County in November 1999.

         INTEREST COSTS

         During construction, the Partnership capitalizes interest costs net of interest income on excess proceeds from loans and Bonds. As of March 31, 2000 and December 31, 1999, capitalized interest was approximately $22,590,000 and $16,777,000, respectively. Cash paid for interest was approximately $16,352,000, $1,664,000 and $3,172,000 for the three months ended March 31, 2000, 1999 and for the year ended December 31, 1999, respectively, and approximately $20,950,000 for the period February 7, 1996 (inception) to March 31, 2000. Accrued interest payable as of December 31, 1999 was approximately $15,345,000. This amount plus interest through January 15, 2000 of approximately $975,000 was paid on January 15, 2000. These amounts were paid from the net proceeds of the Bonds and the Panola County infrastructure reimbursement funds, which are on deposit in the Partnership's construction account. The bondholders and the Partnership's other senior secured lenders have a security interest in the construction account.

         SPARE PARTS, EQUIPMENT AND MATERIALS

         Through a letter agreement dated July 20, 1998, the Partnership has committed to purchase and Westinghouse Power Generation has agreed to sell to the Partnership combustion turbine parts for the Facility. The price for the initial order of parts is approximately $2,096,000. The Partnership will receive a 20% discount from the original agreement price adjusted for inflation for any subsequent orders. As of March 31, 2000 and December 31, 1999 the Partnership has purchased and received approximately $970,000 and $734,000, respectively, of spare parts under this agreement.

         CONSTRUCTION MANAGEMENT

         LSP Management provides management services to the Partnership under a management services agreement. Under this management services agreement, LSP Management manages the Partnership's business affairs during the construction and operation of the Facility. LSP Management is reimbursed for its reasonable and necessary expenses incurred in performing its services and also receives a monthly management fee of approximately $33,300 during the construction and operation of the Facility. As of March 31, 2000, LSP Management had billed the Partnership approximately $1,723,000 under the management services agreement since inception. Management service costs not directly associated with the construction of the Facility of approximately $671,000 have been expensed.

         OPERATIONS AND MAINTENANCE

         The Facility is operated and maintained under a long-term operations and maintenance agreement with Cogentrix Batesville Operations. The initial term of the operations and maintenance agreement is 27 years. Under the terms of the agreement the Partnership is required to pay Cogentrix Batesville Operations a fixed fee of $390,000, payable in ten monthly installments, for services provided during the construction of the Facility and a fixed monthly fee of approximately $42,000 during the operation of the Facility. The Partnership also is required to reimburse Cogentrix Batesville Operations for all labor costs, including payroll and taxes, subcontractor costs and other costs deemed reimbursable by the Partnership. As of March 31, 2000, Cogentrix Batesville Operations had billed the Partnership approximately $1,716,000 under the operations and maintenance agreement since inception. Costs incurred under this agreement not directly associated with the construction of the Facility of approximately $1,239,000 have been expensed.

         CONTINGENCY

         The Partnership's original project budget included a line item, which the Partnership refers to as "contingency", of approximately $10,649,000 that is designed to cover things like change orders under the various construction contracts, the cost of fuel consumed by the Facility during testing in excess of the revenue received from the sale of test energy (see below) and other increased costs due to force majeure and other events that may increase the Partnership's expenses. As of March 31, 2000, the Partnership had reduced its available contingency budget amount by approximately $1,421,000 for change orders under the Partnership's various construction contracts, by approximately $2,330,000 for the cost of the water pretreatment contract, by $1,500,000 for the Partnership's future payment to Yalobusha County under the Partnership's contract with it, and by approximately $4,539,000 for budget overruns. Offsetting these reductions is an increase to the contingency budget amount of approximately $16,406,000 as a result of (1) the Panola County infrastructure reimbursement payments that have and will be made to the Partnership by the State of Mississippi under the previously described arrangements and (2) the Partnership's reallocation of the amounts that the Partnership had previously allocated to the Panola County infrastructure construction line item of the Partnership's budget and have not yet spent, because Panola County is now obligated to pay amounts due under the Panola County infrastructure construction contracts.

         Under the terms of the Power Purchase Agreement ("VEPCO PPA") with Virginia Electric and Power Company ("VEPCO"), VEPCO can be obligated to provide natural gas for the startup and commissioning of each of its generating units. The Partnership is in turn obligated to reimburse VEPCO for the delivered cost of such natural gas. As of March 31, 2000, the Partnership has purchased approximately $871,000 of natural gas from VEPCO for the start-up and commissioning of each of its generating units. This amount has been recorded as a component of construction in progress in the accompanying March 31, 2000 balance sheet.

         Effective February 25, 2000, the Partnership entered into a power purchase agreement with Tennessee Valley Authority ("TVA") for the sale of test energy generated during startup and commissioning of the Facility ("Test Energy Agreement"). Under the terms of the Test Energy Agreement, TVA will purchase all test energy generated by the Facility at a cost equal to the lower of (a) $21.29/MWh during on peak hours, $16.74/MWh during off peak hours, and (b) 90% of TVA's decremental system cost. The Test Energy Agreement will remain in effect until the Partnership declares that testing of the generating units has been completed. As of March 31, 2000, the Partnership has recorded approximately $240,000 in revenue from the sale of test energy to TVA. This amount has been recorded as a component of construction in progress in the accompanying March 31, 2000 balance sheet.

         If cost overruns are less than the amount of the contingency, the Partnership will be able to distribute unused contingency if the Partnership satisfies the distribution conditions contained in the financing documents.

         INSURANCE

         The Partnership is required to maintain casualty risk insurance during the construction period, including delayed opening insurance covering a period of approximately 18 months with a 30-day deductible per occurrence. The cost of this insurance was approximately $1,406,000.

         As with any power generation facility, the construction of the Facility involves certain risks, including shortages of labor, work stoppages, labor disputes, weather interference, engineering, environmental, permitting and unanticipated cost increases for reasons beyond the Partnership's and its construction contractors' control. The occurrence of one or more of these events could significantly increase the Partnership's expenses, which could adversely impact the Partnership's ability to make payments of principal and interest on the Bonds and other debt when due. Not all risks are insured and the proceeds from insurance applicable to covered risks may not be adequate to cover the Partnership's increased expenses.

         POST-COMPLETION LIQUIDITY

         Subsequent to the completion of the Facility, the Partnership's primary sources of liquidity will be two long-term power purchase agreements for the sale of the capacity of and electric energy from the facility and any remaining amounts in the Partnership's contingency. One of these power purchase agreements is with VEPCO and covers the sale of the capacity of and electric energy from two of the Partnership's generating units for an initial term of 13 years, which VEPCO can extend at its option for an additional 12 years. The other agreement is with Aquila Power Corporation ("Aquila") and UtiliCorp United, Inc. ("Utilicorp") and covers the sale of the capacity of and electric energy from the Partnership's other generating unit for an initial term of 15 years and seven months, which Aquila can extend at its option for an additional five years.

         Both of these power purchase agreements allow the power purchasers to dispatch the generating units the Partnership has dedicated to them, meaning that the power purchasers have the right to control how much electricity they want their dedicated units to produce. However, even if the Facility is not dispatched at all by Virginia Power and Aquila, they will still have to pay us the reservation payment as provided under the power purchase agreements.

         The Partnership has agreed with VEPCO and Aquila that their respective generating units will be able to begin delivering power to them by June 1, 2000, which date may be extended as a result of certain excused delays. However, BVZ Power Partners has not guaranteed that it will substantially complete the Facility by this date. Instead, BVZ Power Partners has guaranteed to substantially complete the two units that will provide power to VEPCO by July 16, 2000 and July 26, 2000 and to substantially complete the unit that will provide power to Aquila by July 31, 2000. Each of these dates may be extended under the construction contract in some circumstances to give BVZ Power Partners more time to substantially complete the units.

         The Partnership has received a force majeure notice from BVZ Power Partners and ABB Power Generation the steam turbine generator manufacturer, with respect to transportation delays incurred during the delivery of one of the VEPCO unit's steam turbine generators to the Facility. The Partnership has requested that ABB Power Generation provide additional information to support the claim of force majeure. In response to the Partnership's request ABB Power Generation has recently provided information indicating a total of 21 days of delay and an 18 day claim of force majeure for delay in the delivery of the steam turbine generator. BVZ Power Partners has stated that it is working extra hours, multiple shifts and weekends in an attempt to meet its originally projected target completion dates. If it is determined that the delay in the delivery of the steam turbine constitutes a force majeure event under the BVZ Power Partners contract, BVZ Power Partners would be entitled to a day for day extension of the guaranteed completion date with respect to that VEPCO unit. The Partnership has informed VEPCO of the occurrence of a potential force majeure event as a result of a delay in the delivery of the VEPCO unit's steam turbine generator that was beyond the Partnership's reasonable control and without the Partnership's fault or negligence. If it is determined that any portion of the delay in the delivery of the steam turbine constitutes a force majeure event under the VEPCO power purchase agreement, the date that the Partnership is required to deliver power under the VEPCO power purchase agreement would be extended day for day for the number of days of the force majeure event. The Partnership is currently evaluating all information relative to this claim of force majeure to determine if force majeure relief is warranted. A final resolution of the issue has not yet occurred.

         On April 1, 2000, BVZ Power Partners curtailed start-up and commissioning on one of the VEPCO units as a result of a water chemistry excursion, which occurred during operations to establish steam purity. Subsequently, BVZ Power Partners determined that the Facility water treatment system required maintenance due to water treatment system degradation. Following a three-week outage to perform maintenance on several plant systems, the VEPCO unit was restarted and steam purity was established. At the conclusion of the outage, BVZ Power Partners issued a contract change notification requesting a 21-day schedule extension for the VEPCO unit, a three-day schedule extension for the other VEPCO unit, and reimbursement for approximately $200,000 in costs. The Partnership does not feel that the request for a schedule modification or a contract price change is warranted. The Partnership is currently investigating the claim and will issue a formal response to the request.

         During a routine inspection of the second VEPCO unit combustion turbine, damage to the row one compressor blades was discovered. The combustion turbine manufacturer was notified and additional technical support has been dispatched to the Facility to determine the cause and extent of the damage and assist in repairs. At this time, the impact on the construction schedule for the second VEPCO unit has not been determined.

         A gap of 46 to 61 days currently exists between the guaranteed completion dates under the BVZ Power Partners construction contract and the guaranteed power delivery dates under the power purchase agreements. This gap may be increased if BVZ Power Partners is successful in its claim that the steam turbine delay constitutes a force majeure event under the BVZ Power Partners construction contract and the Partnership is unsuccessful in its claim that the steam turbine delay constitutes a force majeure event under the VEPCO power purchase agreement. This gap may also be increased if the Partnership determines that any portion of BVZ's requested schedule extensions for the VEPCO units is warranted. This gap, and any further delay in construction and start-up of the Facility beyond June 1, 2000, may obligate the Partnership to:

         (1)provide replacement power to VEPCO or reimburse VEPCO for any incremental replacement power costs during the period of delay, up to a maximum of $11,320,000 and

         (2)provide replacement power to Aquila, reimburse Aquila for any incremental replacement power cost during the period of delay, or incur an adjustment to the reservation payment payable to us under the Aquila power purchase agreement.

         The current construction schedule provided to us by BVZ Power Partners anticipates that the construction and start-up of the two VEPCO units and the Aquila unit will occur on May 31, 2000, June 14, 2000 and June 29, 2000, respectively. The Partnership has notified both VEPCO and Aquila of these revised dates. Based upon the estimated completion date of June 14, 2000 for one of the VEPCO Units the Partnership will be obligated for the cost of replacement power for the period of delay from June 1, 2000 to the actual completion date of the VEPCO unit. The Partnership has notified VEPCO that the Partnership will elect to reimburse VEPCO for any incremental replacement power costs during the period of delay from June 1, 2000 to the actual completion date of the VEPCO unit. The Partnership has also notified Aquila that it will elect to incur an adjustment to the reservation payment to be received for the period of delay from June 1, 2000 to the actual completion date of the Aquila unit under the Aquila PPA. The estimated liability that may result from this period of delay, if any, cannot presently be determined.

         The Partnership and BVZ Power Partners executed a change order to the construction contract to provide additional incentives to BVZ Power Partners for accelerating the substantial completion of each of the three generating units at the Facility. The maximum cost of this change order is capped at $1,500,000, that is $500,000 for each generating unit to achieve substantial completion on or before June 1, 2000 or $25,000 for each day of schedule improvement from June 6, 2000 for one of the VEPCO units, June 16, 2000 for the second VEPCO unit and June 21, 2000 for the Aquila unit up to June 1, 2000.

         While BVZ Power Partners will be obligated to pay the Partnership liquidated damages for any failure to complete the construction and start-up of the Facility on or prior to one day after the guaranteed completion dates, no delay damages will be due from BVZ Power Partners with respect to any unit during the respective gap periods described above. In addition, because the delay liquidated damages are limited, the Partnership cannot be assured that the delay liquidated damages will fully compensate the Partnership for replacement power costs or other costs associated with delays for which BVZ Power Partners is responsible.

         The Partnership is required to provide security to support the Partnership's obligations under the VEPCO power purchase agreement. The Partnership has satisfied this requirement by providing letters of credit for the benefit of VEPCO. The VEPCO letters of credit have an initial face amount of $5,660,000. This amount will increase to a maximum of $11,320,000 if the Partnership fails to meet certain milestones under the VEPCO power purchase agreement. Prior to the commercial operation date for the VEPCO dedicated units, the VEPCO letters of credit will not be replenished if they are drawn upon. However, the Partnership will be required to reimburse the issuing bank if these letters of credit are drawn. Upon the commercial operation date for the VEPCO dedicated units, the VEPCO letters of credit will be adjusted to a face amount of $5,660,000 and will be subject to replenishment if drawn. Again, the Partnership will be required to reimburse the issuing bank if these letters of credit are drawn.

         The Partnership also may be required to provide security to support the Partnership's obligations under the Aquila power purchase agreement. This security would be in the form of cash, a surety bond, or a letter of credit or guarantee from an investment grade entity. If the Partnership's debt service coverage ratio for each of the previous four consecutive calendar quarters is less than 1.25 to 1.00 then the Partnership must provide Aquila, upon their request, reasonable security for the Partnership's obligations. The security must be in an amount equal to $5.00 per kilowatt of the contract capacity or approximately $1,300,000. The Partnership must maintain this security until the earlier of the date on which (1) the Partnership provides Aquila documentation that the Partnership's debt service coverage ratio was 1.25 to 1.00 or greater for a period of four consecutive calendar quarters and (2) the Aquila power purchase agreement terminates, and the Partnership has paid in full to Aquila the amounts that the Partnership owes Aquila.

         The Partnership's obligation to pay for or provide replacement power to VEPCO during a delay in the commercial operation of the VEPCO units is limited to the amount of the VEPCO letter of credit, which is a maximum of $11,320,000. Because summer power prices have experienced significant volatility, it is difficult to project the cost of replacing power from the VEPCO units. However, it is possible that in the event of a delay in the commercial operation of the VEPCO units the full amount of the VEPCO letter of credit may be drawn. In the event of a drawing under the VEPCO letter of credit, the drawn amount converts into a five year amortizing loan payable by the Partnership. Consequently, a drawing under the VEPCO letter of credit could increase the Partnership's debt service obligation by up to approximately $3,500,000 per annum. In the event of a commercial operation delay of the Aquila unit, the delivery delay adjustment under the Aquila power purchase agreement could result in a reduction in the reservation payments due from Aquila to the Partnership until the amount of the reduction in reservation payments equals the amount of the delivery delay adjustment. The amount of the delivery delay adjustment is based on the commercial operation date of the Aquila unit.

         The Partnership is dependent on the fixed reservation payments and other fixed payments under the VEPCO and Aquila power purchase agreements to meet the Partnership's fixed obligations, including debt service under the exchange bonds. The Partnership's power purchasers' obligations to pay the Partnership these fixed payments are dependent upon the Facility operating at minimum capacity and availability levels. The Partnership expects to achieve the minimum capacity and availability levels; however, any material shortfall in tested capacity or availability over a significant period could impact the Partnership's ability to make payments of principal and interest on the Bonds and the Partnership's other debt when due.

         As with any power generation facility, operation of the Facility will involve risk, including performance of the Facility below expected levels of output and efficiency, shut-downs due to the breakdown or failure of equipment or processes, violations of permit requirements, operator error, labor disputes, or catastrophic events such as fires, earthquakes, explosions, floods or other similar occurrences affecting a power generation facility or its power purchasers. The occurrence of any of these events could significantly reduce or eliminate revenues generated by the Facility or significantly increase the expenses of the Facility, adversely impacting the Partnership's ability to make payments of principal and interest on the Bonds and the Partnership's other debt when due.

         YEAR 2000 ISSUES

         No disruptions in the construction or systems of the Facility and the Panola County infrastructure, or to the operations of any of the Partnership's significant third parties, have occurred since the new year as a result of Year 2000 related issues. We do not expect Year 2000 realized issues and consequences to have a material effect on the Partnership's business, results of operations or financial condition in the future.

PART I/ITEM 3.  QUALITATIVE AND QUANTATIVE DISCLOSURES ABOUT MARLET RISK

         The Partnership uses fixed rate debt as a source of capital. At March 31, 2000 and December 31, 1999 the Partnership had $326,000,000 of outstanding bonds at an average fixed interest rate of 7.70%.

PART II/ITEM 1.  LEGAL PROCEEDINGS

         During the first quarter of 2000, Funding and the Partnership have not been parties to any material legal proceedings.

PART II/ITEM 2.  CHANGES IN SECURITIES

         None.

PART II/ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

PART II/ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II/ITEM 5.  OTHER INFORMATION

         None.

PART II/ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         See the Exhibits Index at EI-1.

(b) REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

LSP ENERGY LIMITED PARTNERSHIP

By:  LSP-Energy, Inc.
Its: General Partner


By:  /s/ Mikhail Segal
     ------------------------------
     Name:  Mikhail Segal
     Title: President
     Date:  May 15, 2000


By:  /s/ Mark Brennan
     ------------------------------
     Name:  Mark Brennan
     Title: Treasurer
     Date:  May 15, 2000

LSP BATESVILLE FUNDING CORPORATION


By:  /s/ Mikhail Segal
     ------------------------------
     Name:  Mikhail Segal
     Title: President
     Date:  May 15, 2000

By:  /s/ Mark Brennan
     ------------------------------
     Name:  Mark Brennan
     Title: Treasurer
     Date:  May 15, 2000

                         LSP ENERGY LIMITED PARTNERSHIP
                          LS POWER FUNDING CORPORATION

                           FINANCIAL STATEMENT INDEX


                                                                                                 PAGE
                                                                                                 ----
LSP ENERGY LIMITED PARTNERSHIP
      Balance Sheets as of March 31, 2000 and December 31, 1999...................................F-2
      Statements of Operations for the three months ended March 31, 2000 and 1999 and the period from Inception (February 7, 1996) to March 31, 2000..............F-3
      Statements of Changes in Partner's Capital (Deficit) for the three months ended March 31, 2000 and 1999, and the period from Inception (February 7, 1996)
         to March 31, 2000........................................................................F-4
      Statements of Cash Flows for the three months ended March 31, 2000 and 1999, and the period from Inception (February 7, 1996) to March 31, 2000.............F-5
      Notes to financial statements...............................................................F-6


LSP BATESVILLE FUNDING CORPORATION
      Balance Sheets as of March 31, 2000 and December 31, 1999..................................F-16
      Statements of Operations for the three months ended March 31, 2000 and 1999................F-17
      Statements of Changes in Stockholder's Equity (Deficit) for the three months ended March 31, 2000 and 1999...........................................................F-18
      Statements of Cash Flows for the three months ended March 31, 2000 and 1999................F-19
      Notes to financial statements..............................................................F-20


                         LSP ENERGY LIMITED PARTNERSHIP
           (A DELAWARE LIMITED PARTNERSHIP IN THE DEVELOPMENT STAGE)

                                 BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)

                                     ASSETS


                                                                           2000                   1999
                                                                       -------------          -------------
Current assets:
  Cash                                                                 $     216,633          $     202,924
  Investments held by Trustee, at amortized cost
     which approximates fair value                                        23,007,423             53,547,410
  Spare parts inventory                                                    1,309,977                733,462
  Other current assets                                                       432,656                174,174
                                                                       -------------          -------------

       Total Current Assets                                               24,966,689             54,657,970

Property and construction in progress                                    314,944,202            296,509,139

Debt issuance and financing costs, net of accumulated
   amortization of $4,166,238 and $4,046,139 at March 31, 2000
   and December 31, 1999, respectively                                    10,301,959             10,099,017
                                                                       -------------          -------------

       Total Assets                                                    $ 350,212,850          $ 361,266,126
                                                                       =============          =============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
 Accounts payable                                                      $   9,790,472          $   9,923,894
  Contract retainage payable                                              11,708,223             11,944,208
  Accrued interest payable                                                 5,303,082             15,345,443
                                                                       -------------          -------------

       Total Current Liabilities                                          26,801,777             37,213,545

Bonds payable                                                            326,000,000            326,000,000
                                                                       -------------          -------------

       Total Liabilities                                                 352,801,777            363,213,545

Commitments and contingencies

PARTNERS' CAPITAL (DEFICIT)                                               (2,588,927)            (1,947,419)
                                                                       -------------          -------------

       Total Liabilities and Partners' Capital (Deficit)               $ 350,212,850          $ 361,266,126
                                                                       =============          =============



                See accompanying notes to financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP
           (A DELAWARE LIMITED PARTNERSHIP IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                 INCEPTION
                                                 THREE MONTHS ENDED          (FEBRUARY 7, 1996)
                                                      MARCH 31,                 TO MARCH 31,
                                               2000              1999               2000
                                            ---------          --------      ------------------
Revenues                                    $    --            $   --            $5,382,289


Operations and maintenance expenses           465,987              --             1,384,769
Project management expenses                   161,874            82,885             671,273
General and administrative expenses            13,647              --               541,834
                                            ---------          --------          ----------

     Total expenses                           641,508            82,885           2,597,876
                                            ---------          --------          ----------

     Net income (loss)                      $(641,508)         $(82,885)         $2,784,413
                                            =========          ========          ==========



                See accompanying notes to financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP
           (A DELAWARE LIMITED PARTNERSHIP IN THE DEVELOPMENT STAGE)

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                 THREE MONTHS ENDED MARCH 31, 2000 AND 1999 AND
                    PERIOD FROM INCEPTION (FEBRUARY 7, 1996)
                               TO MARCH 31, 2000
                                  (UNAUDITED)


                                                  LIMITED PARTNER                GENERAL  PARTNER
                                         ------------------------------------    ----------------
                                         LSP BATESVILLE      GRANITE POWER
                                          HOLDING, LLC      PARTNERS II, L.P.    LSP ENERGY, INC.        TOTAL
                                         --------------     -----------------    ----------------     ------------
Balance at December 31, 1999              $(1,927,945)         $      --            $(19,474)         $(1,947,419)

Net loss                                     (635,093)                --              (6,415)            (641,508)
                                          -----------          -----------          --------          -----------
Balance at March 31, 2000                 $(2,563,038)         $      --            $(25,889)         $(2,588,927)
                                          ===========          ===========          ========          ===========


Balance at December 31, 1998              $  (438,298)         $      --            $ (4,427)         $  (442,725)

Net loss                                      (82,056)                --                (829)             (82,885)
                                          -----------          -----------          --------          -----------
Balance at March 31, 1999                 $  (520,354)         $      --            $ (5,256)         $  (525,610)
                                          ===========          ===========          ========          ===========


Balance at inception                      $      --            $      --            $   --            $      --

Capital contributions                            --                    990                10                1,000

Transfer of partnership interests                 990                 (990)             --                   --

Net income                                 (2,564,028)           5,320,597            27,844            2,784,413

Distributions to partners                        --             (5,320,597)          (53,743)          (5,374,340
                                          -----------          -----------          --------          -----------
Balance at March 31, 2000                 $(2,563,038)         $      --            $(25,889)         $(2,588,927)
                                          ===========          ===========          ========          ===========



                See accompanying notes to financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP
           (A DELAWARE LIMITED PARTNERSHIP IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                            THREE MONTHS                       INCEPTION
                                                                                ENDED                      (FEBRUARY 7, 1996)
                                                                              MARCH 31,                       TO MARCH 31,
                                                                     2000                  1999                   2000
                                                                 ------------          ------------          -------------
Cash Flows from Operating Activities:
    Net income (loss)                                            $   (641,508)         $    (82,885)         $   2,784,413
    Adjustments to reconcile net income (loss) to
       cash provided by operating activities:
       Increase in spare parts inventory                             (576,515)                 --               (1,309,977)
       Increase in other current assets                              (258,482)                 --                 (432,656)
       Increase (decrease) in accounts payable                       (133,422)              303,599              9,790,472
       Increase in accrued interest on loans payable                     --                  58,556                   --
                                                                 ------------          ------------          -------------
Cash provided by (used in) operating activities                    (1,609,927)              279,270             10,832,252
                                                                 ------------          ------------          -------------

Cash Flows from Investing Activities:
    Investments held by Trustee                                          --                    --             (183,648,081)
    Investments drawn for project costs                            31,036,737                  --              178,563,611
    Payments on property and construction in progress             (29,090,060)          (42,453,649)          (311,689,612)
                                                                 ------------          ------------          -------------
Cash provided by (used in) investing activities                     1,946,677           (42,453,649)          (316,774,082)
                                                                 ------------          ------------          -------------

Cash Flows from Financing Activities:
    Debt issuance and financing costs                                (323,041)              (15,077)           (14,468,197)
    Proceeds from issuance of loans                                      --              42,900,000            136,600,000
    Repayments of loans                                                  --                    --             (136,600,000)
    Proceeds from issuance of bonds                                      --                    --              326,000,000
    Capital contributions                                                --                    --                    1,000
    Distributions to partners                                            --                    --               (5,374,340)
                                                                 ------------          ------------          -------------
Cash provided by (used in) financing activities                      (323,041)           42,884,923            306,158,463
                                                                 ------------          ------------          -------------

Increase in cash                                                       13,709               710,544                216,633
Cash, beginning of period                                             202,924                83,866                   --
                                                                 ------------          ------------          -------------
Cash, end of period                                              $    216,633          $    794,410          $     216,633
                                                                 ============          ============          =============

RECONCILIATION OF CHANGES IN PROPERTY AND
    CONSTRUCTION IN PROGRESS:

Increase in property and construction in progress                $(18,435,063)         $(45,471,583)         $(314,944,202)
Increase (decrease) in contract retainage                            (235,985)            2,236,677             11,708,223
Investment income on investments held by Trustee                     (496,750)                 --               (3,645,194)
Reimbursement received from the State of Mississippi                     --                    --              (14,277,759)
Amortization of debt issuance and financing costs                     120,099               781,257              4,166,238
Increase (decrease) in accrued interest payable on bonds          (10,042,361)                 --                5,303,082
                                                                 ------------          ------------          -------------
Payments on property and construction in progress                $(29,090,060)         $(42,453,649)         $(311,689,612)
                                                                 ============          ============          =============



                See accompanying notes to financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP
           (A DELAWARE LIMITED PARTNERSHIP IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       ORGANIZATION AND BUSINESS

         LSP Energy Limited Partnership (the "Partnership") is a Delaware limited partnership formed in February 1996 to develop, construct, own and operate a gas-fired electric generating facility with a design capacity of approximately 837 megawatts to be located in Batesville, Mississippi (the "Facility"). The 1% general partner of the Partnership is LSP Energy, Inc. ("Energy"). Granite Power Partners II, L.P. ("Granite") was the original 99% limited partner of the Partnership. The current 99% limited partner of the Partnership is LSP Batesville Holding, LLC ("Holding"), a Delaware limited liability company established on July 29, 1998. Granite is a Delaware limited partnership formed to develop independent power projects throughout the United States. The general partner of Granite is LS Power, LLC ("LS Power"), a Delaware limited liability company.

         Granite and Cogentrix/Batesville, LLC ("Cogentrix"), a Delaware limited liability company, entered into an operating agreement dated August 28, 1998 which was amended and restated on both December 15, 1998 and May 19, 1999 (as amended, the "Operating Agreement"). Pursuant to the Operating Agreement, Granite contributed to Holding its 99% limited partnership interest in the Partnership and all of the common stock of Energy, and Cogentrix agreed to contribute to Holding $54,000,000 of equity. Granite received an initial 47.85% membership interest in Holding and Cogentrix received an initial 52.15% membership interest in Holding.

         Under the terms of the Operating Agreement, the issuance of two series of Senior Secured Bonds by the Partnership and LSP Batesville Funding Corporation on May 21, 1999 (see Note 5) resulted in a recalculation of the Granite and Cogentrix membership interests in Holding. Effective May 21, 1999, the revised Granite and Cogentrix membership interests were adjusted to 48.63% and 51.37%, respectively.

         Cogentrix's equity contribution to Holding will be contributed to the Partnership and used for the development and construction of the Facility. During April 2000, Cogentrix made an equity contribution to Holding in the amount of $5,000,000, which contribution was contributed to the Partnership by Holding. Cogentrix's equity contribution commitment is supported by an irrevocable letter of credit.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         The financial statements, included herein, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments, including normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows for the periods disclosed. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results anticipated for the year ending December 31, 2000.

         These financial statements should be read in conjunction with the audited financial statements, and footnotes thereto, included in the Form S-4 for the year ending December 31, 1999.

         BASIS OF PRESENTATION

         The Partnership has been in the development stage since its inception and is not expected to generate any operating revenues until the Facility achieves commercial operations.


                                                                     (continued)

                         LSP ENERGY LIMITED PARTNERSHIP
           (A DELAWARE LIMITED PARTNERSHIP IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


As with any new business venture of this size and nature, the ultimate operation of the Facility could be affected by many factors. Construction of the Facility is expected to be completed during the second or third quarter of 2000.

         INVESTMENTS HELD BY TRUSTEE

         At March 31, 2000 and December 31, 1999, Investments Held by Trustee consist of commercial paper with original maturities primarily of 90 days or less. The Partnership acquired and classified these debt securities as held-to-maturity because of its intent and ability to hold them to maturity. At March 31, 2000 and December 31, 1999, the fair value of each of these investment securities approximated its amortized cost. Maturities of investment securities are reflected as investments drawn for property and construction in progress on the statement of cash flows.

         A trustee holds all of these investments and the use of the proceeds from maturities is restricted to payment of project costs.

         CONSTRUCTION IN PROGRESS

         All costs directly related to the acquisition and construction of long-lived assets are capitalized. Interest costs (including amortization of debt issuance and financing costs), net of interest income on excess proceeds from loans and bonds, is capitalized during construction. As of March 31, 2000 and December 31, 1999, capitalized interest since inception including amortization of debt issuance and financing costs was approximately $26,756,000 and $20,823,000, respectively, ($22,590,000 and $16,777,000, respectively, before amortization). Cash paid for interest was approximately $16,352,000, $1,664,000 and $3,172,000 for the three months ended March 31, 2000, 1999 and for the year ended December 31, 1999, respectively, and approximately $20,950,000 for the period February 7, 1996 (inception) to March 31, 2000.

         All start-up costs not directly related to the acquisition or construction of long-lived tangible assets are expensed as incurred.

3.       PROPERTY AND CONSTRUCTION IN PROGRESS

         Property and construction in progress consist of the following at:

                                                    MARCH 31,       DECEMBER 31,
                                                      2000              1999
                                                  ------------      ------------
                    Land and easements            $    673,558      $    673,558
                    Construction in progress       314,270,644       295,835,581
                                                  ------------      ------------
                                                  $314,944,202      $296,509,139
                                                  ------------      ------------
                                                  ------------      ------------


4.       FACILITY CONTRACTS

         On May 18, 1998, the Partnership entered into a Power Purchase Agreement ("VEPCO PPA") with Virginia Electric and Power Company ("VEPCO"). Under the terms of the VEPCO PPA, the Partnership is obligated to sell and VEPCO is obligated to purchase approximately 558 megawatts of electrical capacity and dispatchable energy to be generated from two of the three Combined Cycle Units ("Unit" or "Units") at the Facility at prices set forth in the VEPCO PPA. The initial term of the VEPCO PPA is thirteen years, beginning on the earlier of commencement of commercial operations or June 1, 2000, which date may be extended by a force majeure event or a delivery excuse. VEPCO has the option of extending the term of the VEPCO PPA for an additional twelve years by providing the Partnership written notice at least two years prior to the expiration of the initial term. The extended term may be terminated at any time by VEPCO with 18 months prior notice to the Partnership.


                                                                     (continued)

                         LSP ENERGY LIMITED PARTNERSHIP
           (A DELAWARE LIMITED PARTNERSHIP IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


         The VEPCO PPA is subject to specified construction and energy delivery milestone deadlines, including achieving commercial operations of the VEPCO Units by June 1, 2000, which date may be extended by a force majeure event or a delivery excuse. In the event the commercial operation date of the VEPCO units is delayed beyond June 1, 2000, which date may be extended by a force majeure event or delivery excuse, the Partnership may be responsible for replacement power during the period of delay, subject to a maximum of $20 per kilowatt of committed capacity from each VEPCO Unit. VEPCO may terminate the VEPCO PPA if the commercial operation date is not achieved by June 1, 2001, which date may be extended by a force majeure event or a delivery excuse.

         The terms of the VEPCO PPA require VEPCO to make payments to the Partnership including a reservation payment, an energy payment, a start-up payment, system upgrade payments and a guaranteed heat rate payment. Under the VEPCO PPA either party is excused from performing its obligations due to force majeure events or events that are not in its reasonable control. The Partnership is not liable for or deemed in breach of the VEPCO PPA to the extent performance of its obligations is delayed or prevented by circumstances due to the non-performance of VEPCO. The VEPCO PPA is a tolling arrangement, whereby VEPCO is obligated to supply natural gas to each VEPCO Unit. VEPCO is obligated to arrange, procure, nominate, balance, transport and deliver to the Facility's lateral pipeline the amount of fuel necessary for each VEPCO Unit to generate its net electrical output.

         Under the terms of the VEPCO PPA, VEPCO can be obligated to provide natural gas for the startup and commissioning of each of its Units. The Partnership is in turn obligated to reimburse VEPCO for the delivered cost of such natural gas. As of March 31, 2000, the Partnership has purchased approximately $871,000 of natural gas from VEPCO for the start-up and commissioning of each of its Units. This amount has been recorded as a component of construction in progress in the accompanying March 31, 2000 balance sheet.

         On May 21, 1998, the Partnership entered into a Power Purchase Agreement ("Aquila PPA") with Aquila Power Corporation ("Aquila") and UtiliCorp United, Inc. ("Utilicorp"). Under the terms of the Aquila PPA, the Partnership is obligated to sell and Aquila is obligated to purchase approximately 279 megawatts of electrical capacity and dispatchable energy to be generated from one of the three Units at the Facility at prices set forth in the Aquila PPA. UtiliCorp has appointed Aquila as its agent under the Aquila PPA. The initial term of the Aquila PPA is fifteen years and seven months, beginning on June 1, 2000, which date may be extended by a force majeure event or a delivery excuse. Aquila has the option of extending the term of the Aquila PPA for an additional five years by providing the Partnership written notice by the later of July 2013 or twenty-nine months prior to the expiration of the initial term.

         The Aquila PPA is subject to an energy delivery milestone deadline of June 1, 2000, which deadline may be extended by a force majeure event or a delivery excuse. In the event that commercial operation of the Aquila Unit is not achieved by such deadline, the Partnership may elect to incur an adjustment to the reservation payment to be received under the Aquila PPA or to be responsible for replacement power during the period of delay. Aquila may terminate the Aquila PPA if commercial operations of the Aquila Unit is not achieved by the first anniversary of the energy delivery milestone deadline, which deadline may be extended for up to one year by a force majeure event or delivery excuse.

         The terms of the Aquila PPA require Aquila to make payments to the Partnership including a reservation payment, an energy payment, a start-up payment, system upgrade payments and a guaranteed heat rate payment.

         Under the Aquila PPA either party is excused from performing its obligations due to force majeure events or events that are not in its reasonable control. The Partnership is not liable for or deemed in breach of the Aquila PPA to the extent performance of its obligations is delayed or prevented by circumstances due to the non-performance of Aquila. The Aquila PPA is a tolling arrangement, whereby Aquila is obligated to supply natural gas to the Aquila Unit. Aquila is obligated to arrange, procure, nominate, balance, transport and deliver to the Facility's lateral pipeline the amount of fuel necessary for the Aquila Unit to generate its net electrical output.


                                                                     (continued)

                         LSP ENERGY LIMITED PARTNERSHIP
           (A DELAWARE LIMITED PARTNERSHIP IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


         The Aquila PPA requires that the Partnership provide access to transportation through the Trunkline Gas Company pipeline if such access is requested by Aquila. Such a request by Aquila shall not impose any costs on the Partnership and shall not affect the schedule for construction of the Facility. Aquila has formally requested access to Trunkline Gas Company. In response to this request, the Partnership has entered into an interconnection agreement with Trunkline Gas Company and construction of the interconnection facilities is in progress. In connection with this interconnection agreement, the Partnership entered into a consent and agreement with Aquila and Utilicorp. The consent and agreement provides for all costs incurred by the Partnership under the interconnection agreement with Trunkline Gas Company to be paid by Aquila and Utilicorp.

         The Partnership is obligated to administer gas imbalances on the Facility's lateral pipeline among all parties using the Facility's lateral pipeline. In support of this obligation, the Partnership has selected Aquila Energy Management Services ("Aquila Management") to serve as the fuel manager for the Facility's gas lateral pipeline. The Partnership pays Aquila Management a monthly fee of $10,000 for its services as fuel manager.

         Effective February 25, 2000, the Partnership entered into a power purchase agreement with Tennessee Valley Authority ("TVA") for the sale of test energy generated during startup and commissioning of the Facility ("Test Energy Agreement"). Under the terms of the Test Energy Agreement, TVA will purchase all test energy generated by the Facility at a cost equal to the lower of (a) $21.29/MWh during on peak hours, $16.74/MWh during off peak hours, and (b) 90% of TVA's decremental system cost. The Test Energy Agreement will remain in effect until the Partnership declares that testing of the Units has been completed. As of March 31, 2000, the Partnership has recorded approximately $240,000 in revenue from the sale of test energy to TVA. This amount has been recorded as a component of construction in progress in the accompanying March 31, 2000 balance sheet.

         On July 22, 1998, the Partnership entered into a $240 million fixed price Turnkey Engineering, Procurement and Construction Contract ("Construction Agreement") with BVZ Power Partners-Batesville ("BVZ"), a joint venture formed by H.B. Zachary Company and a subsidiary of Black & Veatch, LLP. The obligations of BVZ are guaranteed by Black & Veatch, LLP and the entire Construction Agreement is backed by a performance bond. Under the terms of the Construction Agreement, BVZ has committed to develop and construct the Facility subject to the terms, deadlines and conditions set forth in the Construction Agreement. In the event the construction and start-up to specified performance levels of the two VEPCO Units and the Aquila Unit has not occurred on or prior to July 16, 2000, July 26, 2000 and July 31, 2000, as adjusted under the terms of the Construction Agreement ("Guaranteed Completion Dates"), respectively, then BVZ will be required under the contract to pay liquidated damages, subject to limits. In the event the construction and start-up of the entire Facility to specified performance levels occurs prior to the last Guaranteed Completion Date, then BVZ will be entitled to receive a bonus for early completion.

         At various times during the period between January 8, 1999 and January 15, 1999, BVZ's access to the construction site was limited as a result of the failure of the temporary access road. Due to delays in construction progress experienced by BVZ during this period, the Partnership and BVZ entered into a change order to the Construction Agreement to extend the Guaranteed Completion Dates by 7 days. This extension is reflected in the Guaranteed Completion Dates above.

         The Partnership received a force majeure notice from BVZ and the manufacturer of the steam turbine generators with respect to delays incurred during the transportation of one of the VEPCO Unit's steam turbine generator to the Facility. The Partnership requested that BVZ and the manufacturer provide additional information to support the claim of force majeure. In response to our request, the manufacturer has recently provided information indicating a total of 21 days of delay and an 18 day claim of force majeure for delay in the delivery of the steam turbine generator. BVZ has stated that it is working extra hours, multiple shifts and weekends in an attempt to meet its originally projected target completion dates. If it is determined that the delay in the delivery of the steam turbine constitutes a force majeure event under the BVZ Construction Agreement, BVZ would be entitled to a day for day extension of the guaranteed completion date with respect to that VEPCO Unit. We have informed VEPCO of the occurrence of a potential force majeure event as a result of a delay in the delivery of the VEPCO Unit's steam turbine generator that was beyond our reasonable control and without our fault or negligence. If it is determined that any portion of the delay in


                                                                     (continued)

                         LSP ENERGY LIMITED PARTNERSHIP
           (A DELAWARE LIMITED PARTNERSHIP IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


the delivery of the steam turbine constitutes a force majeure event under the VEPCO PPA agreement, the date that we are required to deliver power under the VEPCO PPA agreement would be extended day for day for the number of days of the force majeure event. The Partnership is currently evaluating all information relative to this claim of force majeure to determine if force majeure relief is warranted. A final resolution of the issue has not yet occurred.

         On April 1, 2000, BVZ curtailed start-up and commissioning on one of the VEPCO Units as a result of a water chemistry excursion, which occurred during operations to establish steam purity. Subsequently, BVZ determined that the Facility water treatment system required maintenance due to water treatment system degradation. Following a three-week outage to perform maintenance on several plant systems, the VEPCO Unit was restarted and steam purity was established. At the conclusion of the outage, BVZ issued a Contract Agreement change notification requesting a 21-day schedule extension for the VEPCO Unit, a three-day schedule extension for the other VEPCO Unit, and reimbursement for approximately $200,000 in costs. The Partnership does not feel that the request for a schedule modification or a contract price change is warranted. The Partnership is currently investigating the claim and will issue a formal response to the request.

         During a routine inspection of the second VEPCO unit combustion turbine, damage to the row one compressor blades was discovered. The combustion turbine manufacturer was notified and additional technical support has been dispatched to the Facility to determine the cause and extent of the damage and assist in repairs. At this time, the impact on the construction schedule for the second VEPCO unit has not been determined.

         A gap of 46 to 61 days currently exists between the Guaranteed Completion Dates and the guaranteed delivery start dates of June 1, 2000 under the VEPCO PPA and the Aquila PPA. This gap may be increased if BVZ is successful in its claim that the steam turbine delay constitutes a force majeure event and we are unsuccessful in our claim that the steam turbine delay constitutes a force majeure event under the VEPCO PPA agreement. This gap may also be increased if the Partnership determines that any portion of BVZ's requested schedule extensions for the VEPCO units is warranted. This gap and any further delay in construction and start-up of the Facility beyond June 1, 2000, may obligate the Partnership to: (i) provide replacement power to VEPCO or reimburse VEPCO for any incremental replacement power cost during the period of delay, up to a maximum of $11,320,000 and (ii) elect to, at the option of the Partnership, provide replacement power to Aquila, reimburse Aquila for any incremental replacement power cost during the period of delay, or elect to incur an adjustment to the reservation payment to be received under the Aquila PPA.

         The current construction schedule provided to the Partnership by BVZ anticipates that the construction and start-up of the two VEPCO Units and the Aquila Unit will occur on May 31, 2000, June 14, 2000 and June 29, 2000, respectively. The Partnership has notified both VEPCO and Aquila of these revised dates. Based upon the estimated completion date of June 14, 2000 for one of the VEPCO Units the Partnership will be obligated for the cost of replacement power for the period from June 1, 2000 to the actual completion date of the VEPCO Unit. The Partnership has notified VEPCO that the Partnership will elect to reimburse VEPCO for any incremental replacement power costs during the period of delay from June 1, 2000 to the actual completion date of the VEPCO Unit. The Partnership has also notified Aquila that it will elect to incur an adjustment to the reservation payment to be received for the period of delay from June 1, 2000 to the actual completion date of the Aquila Unit under the Aquila PPA. The estimated liability that may result from this period of delay, if any, cannot presently be determined.

         The Partnership and BVZ executed a change order to the Construction Agreement to provide additional incentives to BVZ for accelerating the substantial completion of each of the three Units at the Facility. The maximum cost of this change order is capped at $1,500,000, that is $500,000 for each Unit to achieve substantial completion on or before June 1, 2000 or $25,000 for each day of schedule improvement from June 6, 2000 for one of the VEPCO Units, June 16, 2000 for the second VEPCO Unit and June 21, 2000 for the Aquila Unit up to June 1, 2000.


                                                                     (continued)

                         LSP ENERGY LIMITED PARTNERSHIP
           (A DELAWARE LIMITED PARTNERSHIP IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


         While BVZ will be obligated to pay liquidated damages for any failure to complete the construction and start-up of the Facility on or prior to one day after the Guaranteed Completion Dates, no delay damages will be due from BVZ with respect to any Unit during the respective gap periods described above. Because the delay liquidated damages are subject to limits, there can be no assurance that such liquidated damages will fully compensate the Partnership for replacement power costs or other costs associated with delays for which BVZ is responsible. The ultimate liability that would result from this delay, if any, cannot presently be determined.

         As of March 31, 2000 and December 31, 1999, engineering, procurement and construction was estimated to be approximately 96% and 93% complete, respectively, and total costs incurred to date under the Construction Agreement were approximately $230,433,000 and $222,664,000, respectively, including retainage. At March 31, 2000 and December 31, 1999, the Partnership had retained construction contract payments under the Construction Agreement totaling approximately $11,393,000 and $11,091,000, respectively.

         The Partnership has entered into a contract with Kruger, Inc. ("Kruger") dated September 15, 1999 for the supply of water pretreatment system equipment. The lump sum price for this contract is approximately $415,000, which includes all costs associated with the engineering, manufacturing and delivery of the water pretreatment system equipment. As of March 31, 2000 and December 31, 1999, approximately $375,000 and $166,000, respectively, of the contract had been completed and invoiced to the Partnership, including approximately $19,700 and $8,300, respectively, of retainage. During January 2000, all major equipment was delivered to the Facility. The obligations of Kruger are secured by a performance bond and a payment bond.

         The Partnership entered into a contract with Lauren Constructors, Inc. ("Lauren") dated October 19, 1999 for the engineering, procurement and construction of a water pretreatment system. The water pretreatment system will operate to help ensure that water supplied to the Facility is of the quality specified in the Construction Agreement with BVZ. The lump sum price for this contract is approximately $1,755,000, including change orders. As of March 31, 2000 and December 31, 1999, approximately $1,014,000 and $207,000, respectively, of the water pretreatment system contract had been completed and invoiced to the Partnership including approximately $87,700 and $10,400, respectively, of retainage. The water pretreatment system became operational during April 2000 and Lauren anticipates construction of the water pretreatment system will be completed prior to the end of May 2000. The obligations of Lauren are secured by a performance bond and a payment bond.

         The Partnership has entered into electrical interconnection agreements with Tennessee Valley Authority (the "TVA Interconnection Agreement") and with Entergy Mississippi, Inc. (the "Entergy Interconnection Agreement" and together with the TVA Interconnection Agreement, the "Interconnection Agreements").

         The TVA Interconnection Agreement has a term of thirty-five years, subject to certain amendments for regulatory conformance on a non-discriminatory basis, which amendments could be proposed by the Tennessee Valley Authority at any time after five years from commencement of commercial operations. If the Partnership and TVA fail to reach agreement on such amendment within six months, TVA may terminate the TVA Interconnection Agreement upon giving the Partnership one years' notice.

         The TVA Interconnection Agreement provides for the cost of the interconnection facilities of approximately $4,000,000 and system upgrades of approximately $9,500,000 to be paid by the Partnership. As of March 31, 2000 and December 31, 1999, total costs incurred under the TVA Interconnection Agreement were approximately $12,556,000. The Partnership is entitled to receive system upgrade credits in the amount of incremental revenue received by Tennessee Valley Authority for future transmission services procured for the delivery of energy from the Facility. The amount of such credits, if any, may not exceed the total cost of the system upgrades paid for by the Partnership.

         The Entergy Interconnection Agreement has a term of thirty-five years from the date when the interconnection facilities have been completed, automatically extending for subsequent five-year periods.


                                                                     (continued)

                         LSP ENERGY LIMITED PARTNERSHIP
           (A DELAWARE LIMITED PARTNERSHIP IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


         The Entergy Interconnection Agreement provides for the cost of the interconnection facilities of approximately $1,100,000 and system upgrades of approximately $7,100,000 to be paid by the Partnership. As of March 31, 2000 and December 31, 1999, total costs incurred under the Entergy Interconnection Agreement were approximately $6,286,000. The Partnership is entitled to receive system upgrade credits in the amount of incremental revenue received by Entergy for future transmission services procured for the delivery of energy from the Facility. The amount of such credits, if any, may not exceed the total cost of the system upgrades paid for by the Partnership. The Partnership has entered into three contracts aggregating approximately $9,200,000 for the design and construction of an electrical substation and transmission line system (the "Partnership's Interconnection Facilities").

         The Partnership's Interconnection Facilities are required to enable the Partnership to deliver the output of the Facility to the Tennessee Valley Authority and Entergy Mississippi, Inc. interconnection facilities. The Partnership will design, construct, own and operate the Partnership's Interconnection Facilities at its own expense.

         The Partnership entered into another contract with Lauren Constructors, Inc. ("Lauren") dated January 13, 1999 for the design, engineering, procurement, construction and testing of electrical substation and transmission lines that will interconnect to the TVA and Entergy transmission systems. The lump sum price for this contract is approximately $4,760,000 including change orders. As of March 31, 2000 and December 31, 1999 approximately $4,760,000 and $4,671,000, respectively, of the contract had been completed and invoiced to the Partnership, including retainage of approximately $20,000 and $228,000, respectively. The obligations of Lauren are secured by a performance bond and a payment bond.

         The Partnership has entered into a contract with North American Transformer, Inc. ("North American") dated as of January 13, 1999 for the supply of four single phase transformers to be incorporated into our electrical substation. The lump sum price for this contract is approximately $3,683,000. As of December 31, 1999 the total contract had been invoiced to the Partnership including retainage of approximately $368,000. The obligations of North American are secured by a performance bond and a payment bond.

         The Partnership has entered into a contract with Siemens Power Transmission and Distribution, LLC ("Siemens") dated as of January 13, 1999 for the supply of thirteen circuit breakers to be incorporated into the Partnership's electrical substation. The lump sum price for this contract is approximately $722,000. As of December 31, 1999 the total contract had been invoiced to the Partnership. At March 31, 2000 the Partnership had $15,000 of retainage payable to Siemens. The obligations of Siemens are secured by a performance bond and a payment bond.

         The Partnership entered into three contracts aggregating approximately $18,350,000 for the construction of the Facility's gas lateral pipeline and the pipelines through which the Facility will receive water and dispose of waste water (collectively the "Infrastructure"). These contracts were subsequently transferred to Panola County, Mississippi ("Panola County"). The Partnership has leased the Infrastructure under terms which provide the Partnership with the operational control and responsibility for the Infrastructure, and with the use of the Infrastructure for the full projected requirements of the Facility.

         The Partnership has entered into a contract with Robinson Mechanical Contractors, Inc. ("Robinson") dated as of January 13, 1999 for the design, engineering, procurement, construction, and testing of intake facilities that will withdraw water from Enid Lake and pump it to the Facility. The lump sum price for this contract is approximately $5,256,000 including change orders. Robinson is obligated to pay $5,000 for each day that completion of the water intake infrastructure is delayed beyond November 1, 1999. As of December 31, 1999 approximately $4,080,000 of the contract had been invoiced to the Partnership. As of March 31, 2000 and December 31, 1999, the Partnership had outstanding accounts payable to Robinson of approximately $150,000. The obligations of Robinson are secured by a performance bond and a payment bond. Pursuant to a change order effective November 1, 1999, the Partnership transferred the water intake contract to Panola County; therefore, the Partnership is no longer entitled to receive liquidated damages under this contract.


                                                                     (continued)

         The Partnership has entered into a contract with Garney Companies, Inc. ("Garney") dated as of March 1, 1999 for the design, engineering, procurement, construction, and testing of a water supply pipeline to transport water from Enid Lake to the Facility and a wastewater discharge pipeline to transport wastewater from the Facility to the Little Tallahatchie River. The lump sum price for this contract is approximately $4,528,000 including change orders. Garney is obligated to pay $5,000 for each day that final completion is delayed beyond November 1, 1999. As of December 31, 1999 the total contract had been invoiced to the Partnership. As of March 31, 2000 and December 31, 1999, the Partnership had outstanding accounts payable to Garney of approximately $20,000. The obligations of Garney are secured by a performance bond and a payment bond. Pursuant to a change order effective November 1, 1999, the Partnership transferred the water supply and waste water pipeline contract to Panola County; therefore, the Partnership is no longer entitled to receive liquidated damages under this contract.

         The Partnership has entered into a contract with Big Warrior Corporation ("Big Warrior") dated as of February 4, 1999 for the design, engineering, procurement, construction, and testing of a lateral gas pipeline and related facilities to transport natural gas from two interstate gas pipelines to the Partnership's Facility. The lump sum price for this contract is approximately $8,565,000 including change orders. Big Warrior is obligated to pay $5,000 for each day that initial operation of the gas pipeline is delayed beyond October 1, 1999 and $10,000 for each day that final completion is delayed beyond November 1, 1999. As of December 31, 1999 approximately $8,450,000 of the contract had been completed and invoiced to the Partnership. As of March 31, 2000 and December 31, 1999, the Partnership had no outstanding accounts payable to Big Warrior. The obligations of Big Warrior are secured by a performance bond and a payment bond. Pursuant to a change order effective November 1, 1999, the Partnership transferred the lateral gas pipeline contract to Panola County; therefore, the Partnership is no longer entitled to receive any liquidated damages under this contract.

         The Partnership has entered into five agreements with State of Mississippi governmental entities. Under an "Inducement Agreement," the State of Mississippi agreed to issue general obligations bonds (the "Municipal Bonds") to finance the Infrastructure, Panola County (and ultimately the Industrial Development Authority of Panola County) agreed to assume ownership of the Infrastructure, and the Partnership agreed to operate and maintain both the Facility and the Infrastructure. As contemplated by the Inducement Agreement, the Partnership has transferred to Panola County the construction contracts relating to the Infrastructure and its title to the Infrastructure already completed or under construction, together with permanent easements and real estate rights relating to the Infrastructure sites. The Partnership paid the cost of constructing the Infrastructure until the State of Mississippi issued the Municipal Bonds to finance the Infrastructure and these transfers had been made. The State of Mississippi has reimbursed the Partnership for the costs that it incurred for development and easement acquisition activities and for the construction of the Infrastructure after April 11, 1999 and will pay any remaining costs due under the Infrastructure contracts up to a maximum aggregate amount of approximately $17,000,000. The Partnership has received approximately $14,278,000 of these funds as a reimbursement. This reimbursement has been reflected as a reduction in land and easements and construction in progress of approximately $899,000 and $13,379,000, respectively, in the accompanying March 31, 2000 and December 31, 1999 financial statements.

         Effective April 1, 2000, the Partnership has entered into an electric power and energy supply contract ("Supply Contract") with Tallahatchie Valley Electric Power Association ("TVEPA"). Under the terms of the Supply Contract, TVEPA will supply firm electric power and energy to the Partnership in the amount of 8,000 kilowatts for the period from April 1, 2000 through September 2000 ("Period 1") and 5,000 kilowatts for the period from and after the end of Period 1 through the end of the contract term. The initial term of the Supply Contract is one year with automatic extensions from year to year thereafter for a maximum contract term of ten years. The Supply Contract may be terminated by either party at the end of the initial term or any time after the end of the initial term, upon at least 90 days written notice.

         The terms of the Supply Contract require the Partnership to make monthly payments to TVEPA including a customer charge, a demand charge, and an energy charge. The demand charge and energy charge are calculated based upon specific rate schedules provided by TVEPA and the Partnership's actual usage of electric power and energy. The customer charge is a fixed amount per month.


                                                                     (continued)

                         LSP ENERGY LIMITED PARTNERSHIP
           (A DELAWARE LIMITED PARTNERSHIP IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


         These and other contracts and activities incident to the construction and ultimate operation of the Facility require various other commitments and obligations by the Partnership. Additionally, the contracts contain various restrictive covenants, which allow the contracted party to terminate the contract upon the occurrence of specified events or, in certain cases, default under other contractual commitments.

5.       FINANCING

         On May 21, 1999, the Partnership and Funding issued two series of Senior Secured Bonds (the "Bonds") in the following total principal amounts:
$150,000,000 7.164% Series A Senior Secured Bonds due 2014 and $176,000,000
8.160% Series B Senior Secured Bonds due 2025. Interest is payable semiannually on each January 15 and July 15, commencing January 15, 2000, to the holders of record on the immediately preceding January 1 and July 1. On January 15, 2000, the Partnership made interest payments aggregating approximately $16,320,000. Principal payments are payable on each January 15 and July 15, commencing on July 15, 2001.

         The Bonds are secured by substantially all of the personal property and contract rights of the Partnership and Funding. In addition, Holding and Energy have pledged all of their interests in the Partnership, and Holding has pledged all of the common stock of Energy and all of the common stock of Funding.

         The Bonds are senior secured obligations of the Partnership and Funding, rank equivalent in right of payment to all other senior secured obligations of the Partnership and Funding and rank senior in right of payment to all existing and future subordinated debt of the Partnership and Funding.

         Effective March 7, 2000, the Partnership and Funding filed a registration statement with the Securities and Exchange Commission (the "SEC") for a registered offer to exchange the Bonds for two series of debt securities (the "Exchange Bonds") which are in all material respects substantially identical to the Bonds.

6.       RELATED PARTY TRANSACTIONS

         LS Power Management, LLC ("LSP Management"), a wholly owned subsidiary of LS Power, provides certain management services to the Partnership pursuant to a management services agreement. Under this management services agreement, LSP Management manages the business affairs of the Partnership during construction and operation of the Facility. LSP Management is reimbursed for its reasonable and necessary expenses incurred in performing its services, including salaries of its personnel, other than executive officers, to the extent related to services provided under the management services agreement. LSP Management will also receive a monthly management fee of approximately $33,300 during the construction and operation of the Facility. This management fee will be adjusted annually based on published indices. Management fee payments began during the third quarter of 1999. For the three months ended March 31, 2000 and for the year ended December 31, 1999, LSP Management billed the Partnership approximately $311,000 and $1,043,000, respectively, under the management services agreement.

         The Facility is operated and maintained under a long-term operations and maintenance agreement with Cogentrix Batesville Operations, LLC (the "Operator"). The initial term of the operations and maintenance agreement is twenty-seven years. The Partnership has the option of extending the term of the agreement for successive two-year terms with one hundred and eighty days notice. Under the terms of the agreement the Partnership is required to pay the Operator a fixed fee of $390,000, payable in ten monthly installments, for services provided during construction of the Facility and a fixed monthly fee of approximately $42,000 during operation of the Facility. The Partnership is also required to reimburse the Operator for all labor costs, including payroll and taxes, subcontractor costs and other costs deemed reimbursable by the Partnership. The management fee will be adjusted annually based on published indices. For the three months ended March 31, 2000 and for the year ended December 31, 1999 Cogentrix billed the Partnership approximately $732,000 and $984,000, respectively, under the operations and maintenance agreement.


                                                                     (continued)

7.       DEPENDENCE ON THIRD PARTIES

         The Partnership is highly dependent on BVZ for the construction of the Facility, contractors for the construction of the interconnection facilities and the Operator for the operation and maintenance of the Facility. During the terms of the VEPCO PPA and Aquila PPA, the Partnership will be highly dependent on two utilities for the purchase of electric generating capacity and dispatchable energy from their respective Units at the Facility. Any material breach by any one of these parties of their respective obligations to the Partnership could affect the ability of the Partnership to make payments under the various financing agreements. In addition, bankruptcy or insolvency of other parties or default by such parties relative to their contractual or regulatory obligations could adversely affect the ability of the Partnership to make payments under the various financing agreements. If an agreement were to be terminated due to a breach of such agreement, the Partnership's ability to enter into a substitute agreement having substantially equivalent terms and conditions, or with an equally creditworthy third party, is uncertain and there can be no assurance that the Partnership will be able to make payments under the various financing agreements.

                       LSP BATESVILLE FUNDING CORPORATION

                                 BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)

                                     ASSETS


                                                                             2000             1999
                                                                          -------          -------
Current asset-Cash                                                        $ 1,000          $ 1,000
                                                                          =======          =======


                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)


 Liability-Due to LSP Energy Limited Partnership                          $ 5,960          $ 5,960
                                                                          -------          -------

Commitments and contingencies

Common stock, $.01 par value, 1,000 shares authorized, 100 shares
    Issued and outstanding                                                      1                1
Additional paid-in-capital                                                    999              999
Accumulated deficit                                                        (5,960)          (5,960)
                                                                          -------          -------
    Total Stockholder's Equity (Deficit)                                   (4,960)          (4,960)
                                                                          -------          -------

       Total Liability and Stockholder's Equity (Deficit)                 $ 1,000          $ 1,000
                                                                          =======          =======



                See accompanying notes to financial statements.

                       LSP BATESVILLE FUNDING CORPORATION

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         2000              1999
                                                        ------            ------


Revenues                                                $ --              $ --

General and administrative expenses                       --                --
                                                        ------            ------

     Total expenses                                       --                --
                                                        ------            ------

     Net income (loss)                                  $ --              $ --
                                                        ======            ======


                See accompanying notes to financial statements.

                       LSP BATESVILLE FUNDING CORPORATION

            STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


                                   COMMON     ADDITIONAL     ACCUMULATED
                                   STOCK    PAID-IN-CAPITAL    DEFICIT           TOTAL
                                   ------   ---------------  -----------        --------
Balance at December 31, 1999         $1          $999          $(5,960)         $(4,960)

Net loss                              -           --              --               --
                                     --          ----          -------          -------
Balance at March 31, 2000            $1          $999          $(5,960)         $(4,960)
                                     ==          ====          =======          =======


Balance at December 31, 1998         $1          $999          $  --            $ 1,000

Net loss                              -           --              --               --
                                     --          ----          -------          -------
Balance at March 31, 1999            $1          $999          $  --            $ 1,000
                                     ==          ====          =======          =======



                See accompanying notes to financial statements.

                       LSP BATESVILLE FUNDING CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                 THREE MONTHS
                                                     ENDED
                                                   MARCH 31,
                                               2000           1999
                                             ------         ------
Cash Flows from Operating Activities         $ --           $ --
                                             ------         ------

Cash Flows from Investing Activities           --             --
                                             ------         ------

Cash Flows from Financing Activities           --             --
                                             ------         ------

Increase in cash                               --             --
Cash, beginning of period                     1,000          1,000
                                             ------         ------
Cash, end of period                          $1,000         $1,000
                                             ======         ======


                See accompanying notes to financial statements.

                       LSP BATESVILLE FUNDING CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       ORGANIZATION

         LSP Batesville Funding Corporation ("Funding") was established on August 3, 1998. Funding's business purpose is limited to maintaining its organization and activities necessary to facilitate the acquisition of financing by LSP Energy Limited Partnership ("the Partnership") from the institutional debt market and to offering debt securities. Funding is wholly owned by LSP Batesville Holding, LLC ("Holding"), a Delaware limited liability company.

         Holding was established on July 29, 1998 for the purpose of owning and managing the limited partnership interests of the Partnership, the common stock of LSP Energy, Inc., the general partner of the Partnership, and the common stock of Funding.

         The Partnership is a Delaware limited partnership formed in February 1996 to develop, finance, construct, own and operate a gas-fired electric generating facility with a design capacity of approximately 837 megawatts to be located in Batesville, Mississippi (the "Facility"). The Partnership has been in the development stage since its inception and is not expected to generate any operating revenues until the Facility achieves commercial operations. As with business ventures of this size and nature, the ultimate construction and operation of the Facility could be affected by many factors. Construction of the Facility is expected to be completed in the year 2000.

         Due to the insignificance of income tax effects applicable to Funding, the accompanying financial statements do not reflect any income tax effects.

2.       FINANCING

         On May 21, 1999, the Partnership and Funding issued two series of Senior Secured Bonds (the "Bonds") in the following total principal amounts:
$150,000,000 7.164% Series A Senior Secured Bonds due 2014 and $176,000,000
8.160% Series B Senior Secured Bonds due 2025. Interest is payable semiannually on each January 15 and July 15, commencing January 15, 2000, to the holders of record on the immediately preceding January 1 and July 1. On January 15, 2000, the Partnership made interest payments aggregating approximately $16,320,000.

         Principal payments are payable on each January 15 and July 15, commencing on July 15, 2001.

         The Bonds are secured by substantially all of the personal property and contract rights of the Partnership and Funding. In addition, Holding and Energy have pledged all of their interests in the Partnership, and Holding has pledged all of the common stock of Energy and all of the common stock of Funding.

         The Bonds are senior secured obligations of the Partnership and Funding, rank equivalent in right of payment to all other senior secured obligations of the Partnership and Funding and rank senior in right of payment to all existing and future subordinated debt of the Partnership and Funding.

         Effective March 7, 2000, the Partnership and Funding filed a registration statement with the Securities and Exchange Commission (the "SEC") for a registered offer to exchange the Bonds for two series of debt securities (the "Exchange Bonds") which are in all material respects substantially identical to the Bonds.

                         LSP ENERGY LIMITED PARTNERSHIP
                       LSP BATESVILLE FUNDING CORPORATION
                                 EXHIBIT INDEX


EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
-----------         ------------------------------------------------------------
     **3.1     --   Amended and Restated Certificate of Incorporation of LSP
                    Batesville Funding Corporation.

     **3.2     --   Amended and Restated Limited Partnership Agreement of LSP
                    Energy Limited Partnership.

     **3.3     --   By-Laws of LSP Batesville Funding Corporation.

     **4.1     --   Indenture, dated as of May 21, 1999, among LSP Batesville
                    Funding Corporation, LSP Energy Limited Partnership and The
                    Bank of New York, as Trustee.

     **4.2     --   First Supplemental Indenture, dated May 21, 1999 among LSP
                    Batesville Funding Corporation, LSP Energy Limited
                    Partnership and The Bank of New York, as Trustee, relating to $150,000,000 aggregate principal amount of 7.164% Series
                    A Senior Secured Bonds due 2014.

     **4.3     --   Second Supplemental Indenture, dated May 21, 1999 among LSP
                    Batesville Funding Corporation, LSP Energy Limited
                    Partnership and The Bank of New York, as Trustee, relating to $176,000,000 aggregate principal amount of 8.160% Series
                    B Senior Secured Bonds due 2025.

     **4.4     --   Form of Third Supplemental Indenture among LSP Batesville
                    Funding Corporation, LSP Energy Limited Partnership and The
                    Bank of New York, as Trustee, relating to $150,000,000 aggregate principal amount of 7.164% Series C Senior Secured
                    Bonds due 2014.

     **4.5     --   Form of Fourth Supplemental Indenture among LSP Batesville
                    Funding Corporation, LSP Energy Limited Partnership and The
                    Bank of New York, as Trustee, relating to $176,000,000 aggregate principal amount of 8.160% Series D Senior Secured
                    Bonds due 2025.

     **4.6     --   Specimen Certificate of 7.164% Series A Senior Secured Bonds
                    due 2014.

     **4.7     --   Specimen Certificate of 8.160% Series B Senior Secured Bonds
                    due 2025.

     **4.8     --   Form of Specimen Certificate of 7.164% Series C Senio9r
                    Secured Bonds due 2014.

     **4.9     --   Form of Specimen Certificate of 8.160% Series D Senior
                    Secured Bonds due 2025.

     **4.10    --   Registration Rights Agreement, dated as of May 21, 1999,
                    among LSP Batesville Funding Corporation, LSP Energy Limited
                    Partnership, Credit Suisse First Boston Corporation, Scotia
                    Capital Markets (USA) Inc. and TD Securities (USA) Inc.

     **4.11    --   Second Amended and Restated Common Agreement, dated as of
                    May 21, 1999, among LSP Batesville Funding Corporation, LSP
                    Energy Limited Partnership and The Bank of New York, as
                    Collateral Agent, Administrative Agent and Intercreditor
                    Agent.

     **4.12    --   Intercreditor Agreement, dated as of May 21, 1999, among LSP
                    Batesville Funding Corporation, LSP Energy Limited
                    Partnership, Credit Suisse First Boston, as VEPCO L/C Agent, and The Bank of New York, as Collateral Agent, Trustee,
                    Administrative Agent and Intercreditor Agent.

     **4.13    --   Second Amended and Restated Equity Contribution Agreement,
                    dated as of May 21, 1999, among LSP Batesville Holding, LLC,
                    LSP Energy Limited Partnership and The Bank of New York, as
                    Collateral Agent.

EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
-----------         ------------------------------------------------------------
     **4.14    --   Second Amended and Restated Collateral Agency Agreement,
                    dated as of May 21, 1999, among LSP Batesville Funding
                    Corporation, LSP Energy Limited Partnership, the Senior
                    Secured Parties party thereto from time to time, The Bank of New York, as Administrative Agent, Collateral Agent and
                    Intercreditor Agent and Credit Suisse First Boston, as
                    Additional Collateral Agent.

     **4.15    --   Pledge and Security Agreement, dated as of May 21, 1999
                    (Funding Corporation's Stock), between LSP Batesville
                    Holding, LLC and The Bank of New York, as Collateral Agent.

     **4.16    --   Second Amendment and Restated Pledge and Security Agreement
                    (LSP Energy, Inc.'s Stock), dated as of May 21, 1999, between LSP Batesville Holding, LLC and The Bank of New
                    York, as Collateral Agent.

     **4.17    --   Second Amended and Restated Pledge and Security Agreement
                    (Limited Partnership Interest in the Partnership), dated as of May 21, 1999, between LSP Batesville Holding, LLC and The
                    Bank of New York, as Collateral Agent.

     **4.18    --   Second Amended and Restated Pledge and Security Agreement
                    (General Partnership Interest in the Partnership), dated as of May 21, 1999, between LSP Energy, Inc. and The Bank of
                    New York, as Collateral Agent.

     **4.19    --   Second Amended and Restated Security Agreement, dated as of
                    May 21, 1999, between LSP Energy Limited Partnership and The
                    Bank of New York, as Collateral Agent.

     **4.20    --   Security Agreement, dated as of May 21, 1999, between LSP
                    Batesville Funding Corporation and The Bank of New York, as
                    Collateral Agent.

     **4.21    --   Deed of Trust, Security Agreement, Assignment of Leases and
                    Rents and Fixture Filing, dated as of May 21, 1999, by LSP
                    Energy Limited Partnership, as trustor, to James W. O'Mara, as trustee, for the benefit of The Bank of New York, as Collateral Agent.

     **4.22    --   Second Amended and Restated Securities Account Control
                    Agreement, dated as of May 21, 1999, among LSP Batesville
                    Funding Corporation, LSP Energy Limited Partnership and The
                    Bank of New York, as Collateral Agent and Securities
                    Intermediary.

     **5.1     --   Opinion of Latham & Watkins regarding the validity of the
                    exchange bonds.

     **10.1    --   Purchase Agreement, dated May 13, 1999, among LSP Energy
                    Limited Partnership, LSP Batesville Funding Corporation,
                    Credit Suisse First Boston Corporation, Scotia Capital
                    Markets (USA) Inc. and TD Securities (USA) Inc.

     **10.2    --   Power Purchase Agreement and amendments thereto, dated
                    May 18, 1998, July 22, 1998 and August 11, 1998, among LSP
                    Energy Limited Partnership and Virginia Electric and Power
                    Company.

     **10.3    --   Power Purchase Agreement and amendments thereto,
                    dated May 21, 1998, July 14, 1998, July 16, 1998 and August
                    27, 1998, among LSP Energy Limited Partnership, Aquila
                    Energy Marketing Corporation and Utilicorp United Inc.

     **10.4    --   Interconnection Agreement, dated July 22, 1998, between LSP
                    Energy Limited Partnership and the Tennessee Valley
                    Authority.

     **10.5    --   Interconnection and Operating Agreement and amendments
                    thereto, dated May 18, 1998 and August 18, 1998, between LSP
                    Energy Limited Partnership and Entergy Mississippi, Inc.

EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
-----------         ------------------------------------------------------------
     **10.6    --   Interconnection Agreement, dated July 28, 1998, between LSP
                    Energy Limited Partnership and ANR Pipeline Company.

     **10.7    --   Facilities Agreement, dated June 23, 1998, between Tennessee
                    Gas Pipeline Company and LSP Energy Limited Partnership.

     **10.8    --   Turnkey Engineering, Procurement and Construction Agreement
                    and amendments thereto, dated July 22, 1998, October 22,
                    1998, November 2, 1998, November 5, 1998, December 10, 1998,
                    February 1, 1999 and April 12, 1999, between LSP Energy
                    Limited Partnership and BVZ Power Partners - Batesville.

     **10.9    --   Engineering Services Agreement, dated July 24, 1998, between
                    LSP Limited Partnership and Black & Veatch, LLP.

     **10.10   --   Guaranty Agreement, dated July 22, 1998, by Black & Veatch,
                    LLP in favor of LSP Energy Limited Partnership.

     **10.11   --   Management Services Agreement, dated August 24, 1998,
                    between LSP Energy Limited Partnership and LS Power
                    Management, LLC.

     **10.12   --   Operation and Maintenance Agreement, dated August 24, 1998, between LSP Energy Limited Partnership and Cogentrix
                    Batesville Operations, LLC.

     **10.13   --   Water Supply Storage Agreement and amendments thereto, dated
                    June 8, 1998 and March 15, 1999, between LSP Energy Limited
                    Partnership and the United Sates of America.

     **10.14   --   Letter Agreement/Blanket Purchase Order, dated July 23,
                    1998, between LSP Energy Limited Partnership and Siemens
                    Westinghouse Power Corporation.

     **10.15   --   Ad Valorem Tax Contract, dated August 24, 1998, among LSP
                    Energy Limited Partnership, Panola County, Mississippi, the
                    City of Batesville, Mississippi, the Department of Economic and Community Development and the Panola County Tax
                    Assessor/Collector.

     **10.16   --   Letter of Credit Agreement, dated August 28, 1998, among LSP
                    Energy Limited Partnership, Credit Suisse First Boston, as the VEPCO L/C Agent and the VEPCO L/C Issuer, and the VEPCO
                    L/C Banks.

     **10.17   --   Infrastructure Use Agreement (Gasline Use), dated August 12,
                    1999, among LSP Energy Limited Partnership, the Industrial
                    Development Authority of the Second Judicial District of
                    Panola County, Mississippi, the Mississippi Major Economic
                    Impact Authority, Panola County, Mississippi and the City of
                    Batesville, Mississippi.

     **10.18   --   Inducement Agreement, dated August 12, 1999, among LSP
                    Energy Limited Partnership, the Industrial Development
                    Authority of the Second Judicial District of Panola County,
                    Mississippi, the Mississippi Department of Economic and
                    Community Development, the Mississippi Major Economic Impact
                    Authority, Panola County, Mississippi and the City of
                    Batesville, Mississippi.

     **10.19   --   Panola Partnership, dated August 12, 1999, among LSP Energy
                    Limited Partnership and Panola Partnership, Inc.

     **10.20   --   Infrastructure Use Agreement (Water Use), dated August 12,
                    1999, among LSP Energy Limited Partnership, the Industrial
                    Development Authority of the Second Judicial District of
                    Panola County, Mississippi, the Mississippi Major Economic
                    Impact Authority, Panola County, Mississippi

EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
-----------         ------------------------------------------------------------

     **10.21   --   Yalobusha County Agreement, dated February 16, 1999, among
                    LSP Energy Limited Partnership, Yalobusha County,
                    Mississippi and the Coffeeville School District.

     **10.22   --   Performance Bond and Payment Bond, dated August 13, 1998, of
                    United States Fidelity and Guaranty Company, as surety.

       10.23   --   Power Purchase Agreement between Tennessee Valley Authority and LSP Energy Limited Partnership dated February 25, 2000.

       10.24   --   Facilities Interconnect, Construction, Ownership and
                    Operation Agreement between Trunkline Gas Company and LSP
                    Energy Limited Partnership for M&R Panola County,
                    Mississippi dated January 28, 2000.

     **25.1    --   Statement of Eligibility and Qualification (Form T-1) under the Trust Indenture Act of 1939 of The Bank of New York.

       27.1    --   Financial Data Schedule (LSP Energy Limited Partnership).

       27.2    --   Financial Data Schedule (LSP Batesville Funding
                    Corporation).

--------------------------------------------------------------------------------

 ** Incorporated herein by reference from the Registration Statement on Form S-4, File No.'s 333-84609 and 333-84609-01 filed with the Securities and Exchange Commission by LSP Energy Limited Partnership and LSP Batesville Funding Corporation on March 6, 2000.