Form 10-Q
period 2000-06-30
LSP ENERGY LTD PARTNERSHIP; LSP BATESVILLE FUNDING CORP
filed 2000-08-14
CIK 1092436, 1092435

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000
               Commission File Numbers 333-84609 and 333-84609-01

                         LSP Energy Limited Partnership
                       LSP Batesville Funding Corporation
             (Exact name of registrant as specified in its charter)

Delaware                                                       22-3422042
Delaware                                                       22-3615403
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

     Two Tower Center, 20th Floor East Brunswick, N.J. 08816 (732) 249-6750 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2 has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                         LSP Energy Limited Partnership
                       LSP Batesville Funding Corporation

                                 Form 10-Q Index

                                                                            Page
                                     PART I

Item 1. Financial Statements                                                 2
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  2
Item 3. Qualitative and Quantitative Disclosures about Market Risk           7

                                     PART II

Item 1. Legal Proceedings                                                    7
Item 2. Changes in Securities and Use of Proceeds                            7
Item 3. Defaults Upon Senior Securities                                      7
Item 4. Submission of Matters to a Vote of Security Holders                  7
Item 5. Other Information                                                    7
Item 6. Exhibits and Reports on Form 8-K                                     7

        Signatures                                                           8

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

PART I/ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

General

      The Partnership is a Delaware limited partnership formed in February 1996 to develop, construct, own and operate a gas-fired electric generating facility with a design capacity of approximately 837 megawatts located in Batesville, Mississippi (the "Facility"). The 1% general partner of the Partnership is LSP Energy, Inc. ("Energy"). The 99% limited partner of the Partnership is LSP Batesville Holding, LLC ("Holding"), a Delaware limited liability company established on July 29, 1998. Granite II Holding, LLC ("Granite"), an affiliate of LS Power, LLC ("LS Power") and a Delaware limited liability company, holds a 48.63% membership interest in Holding and Cogentrix/Batesville, LLC ("Cogentrix"), an affiliate of Cogentrix Energy, Inc. and a Delaware limited liability company, holds a 51.37% membership interest in Holding.

      LSP Batesville Funding Corporation ("Funding") was established on August 3, 1998. Funding's business purpose is limited to maintaining its organization and activities necessary to facilitate the acquisition of financing by the Partnership from the institutional debt market and to offer debt securities. Funding is wholly owned by Holding.

      The Partnership expects that the total cost of developing, constructing and financing the Facility and the Panola County gas and water infrastructure that the Facility will use will be approximately $396,406,000. The Partnership capitalized the costs pertaining to the construction of the Facility and the Panola County gas and water infrastructure, net of the Panola County gas and water infrastructure reimbursement funds of $14,278,000 received from the State of Mississippi as property and construction in progress and the costs pertaining to the financing of the Facility and the Panola County gas and water infrastructure as debt issuance and financing costs, and the Partnership has included these items as assets on its balance sheets.

      The Facility commenced commercial operations under the Power Purchase Agreement ("Aquila PPA") with Aquila Energy Marketing Corporation ("Aquila") and Utilicorp United, Inc. ("Utilicorp") on August 8, 2000 and under the Power Purchase Agreement ("VEPCO PPA") with Virginia Electric and Power Company ("VEPCO") on August 9, 2000.

Results of Operations

      The Partnership expenses project development costs not directly related to the construction, financing and operations and maintenance of the Facility. For the three and six months ended June 30, 2000 project development expenses not directly related to the construction, financing and operations and maintenance of the Facility approximated $174,000 and $336,000, respectively, which amounts consisted primarily of approximately $100,000 and $200,000, respectively, of management fees and approximately $74,000 and $136,000, respectively, of labor charges, related benefits and taxes and other management expenses incurred under the management services agreement with LS Power Management, LLC ("LSP Management").

      For the three and six months ended June 30, 1999 project development expenses not directly related to the construction, financing and operations and maintenance of the Facility approximated $88,000 and $117,000, respectively, which amounts consisted primarily of labor charges, related benefits and taxes and other management expenses incurred under the management services agreement with LSP Management.

      For the three and six months ended June 30, 2000 general and administrative expenses approximated $36,000 and $49,000, respectively, which amounts consisted primarily of legal and accounting fees of approximately $5,000 and $19,000, respectively, and approximately $21,000 of rating agency and Trustee fees.

      For the three and six months ended June 30, 1999 general and administrative expenses approximated $97,000 and $151,000, respectively, which amounts consisted primarily of legal and accounting fees.

      Operations and maintenance expenses for the three and six months ended June 30, 2000 approximated $559,000 and $1,025,000, respectively, which amounts consisted primarily of costs incurred under the operations and maintenance agreement with Cogentrix Batesville Operations, LLC ("Cogentrix Batesville Operations"). These costs consisted primarily of approximately $184,000 and $427,000, respectively, of Cogentrix Batesville Operations labor charges, related taxes and benefits, $117,000 and $234,000, respectively, of precommencement services fees and approximately $132,000 and $152,000, respectively, of fuel pipeline management fees and water supply costs.

Liquidity and Capital Resources

      The Partnership is using the net proceeds from the issuance of the two series of Senior Secured Bonds (the "Bonds"), $54,000,000 of capital contributions that the Partnership has and will receive from Holding from time to time, test energy revenues generated during the start-up and commissioning of the Facility and the reimbursement payments that the Partnership has and will receive from the State of Mississippi to pay the costs of developing, constructing and financing the Facility and the Panola County gas and water infrastructure.

      As of June 30, 2000, the Partnership's principal sources of liquidity were approximately $7,764,000 of remaining proceeds from the issuance of the Bonds, test energy revenues generated during start-up and commissioning of the Facility and Panola County gas and water infrastructure reimbursement funds received from the State of Mississippi, plus investment earnings on such funds, and $54,000,000 of capital contributions that the Partnership has and will receive from Holding from time to time. During April 2000 and July 2000, Holding made capital contributions of $5,000,000 and $5,000,000, respectively, to the Partnership.

      As of June 30, 2000, costs incurred on the Facility and the Panola County infrastructure were approximately $363,815,000. Included in this amount is approximately $332,874,000 (net of the Panola County infrastructure reimbursement funds of approximately $14,278,000) of property and construction in progress, approximately $10,194,000 of debt issuance and financing costs and approximately $3,110,000 of inventory and other current assets. In addition, $3,359,000 of costs incurred have been expensed as of June 30, 2000. As of June 30, 2000, the Partnership has expended approximately $334,642,000 of cash.

      Costs expensed from inception through June 30, 2000 are comprised primarily of $845,000, $1,545,000 and $534,000 of costs incurred for the management services agreement with LSP Management, the operations and maintenance agreement with Cogentrix Batesville Operations and legal fees pertaining to contract negotiations and regulatory matters and accounting fees, respectively.

      Pursuant to the Turnkey Engineering, Procurement and Construction Contract ("Construction Agreement") with BVZ the current dates by which BVZ was obligated to complete construction and start-up to specified minimum performance levels of the two VEPCO Units and the Aquila Unit were August 2, 2000, July 31, 2000 and July 31, 2000, respectively, as adjusted under the terms of the Construction Agreement ("Guaranteed Completion Dates"). The Guaranteed Completion Dates include extensions as a result of; (1) the settlement of a force majeure event, which resulted from delays incurred in August and September 1999 during the transportation of the first VEPCO Unit's steam turbine generator to the Facility and (2) resolution of issues related to water quality and maintenance performed by BVZ on the Facility's water treatment system in April 2000. In addition, the Partnership has agreed to reimburse BVZ approximately $325,000 of the costs associated with the maintenance performed on the water treatment system.

As a result of such transportation delays, the Partnership issued a force majeure notice to VEPCO claiming delays of the delivery start date of June 1, 2000, under the VEPCO PPA. The Partnership has claimed a 21-day delay in the delivery start date for the first VEPCO Unit and a 9-day delay in the delivery start date for the second VEPCO Unit. VEPCO has initially rejected the Partnership's claim of a force majeure event. If it is determined that any portion of the delay in the delivery of the steam turbine generator constitutes a force majeure event under the VEPCO PPA, then the date that the Partnership was required to deliver energy from the respective VEPCO Units will be extended day for day for the number of days of the force majeure event. A final resolution of this issue has not occurred.

      BVZ completed the construction and start-up of the Aquila Unit and the VEPCO Units on August 8, 2000.

      A gap of 61 to 63 days currently exists between the Guaranteed Completion Dates and the guaranteed delivery start dates of June 1, 2000 under the VEPCO PPA and the Aquila PPA. This gap may be reduced if the Partnership is successful in its claim that the steam turbine delay, as described above, constitutes a force majeure event under the VEPCO PPA.

      BVZ is required to pay delay liquidated damages of $43,333 per day per Unit for failure to complete the construction and start-up of any Unit to specified minimum performance levels on or prior to one day after the Guaranteed Completion Date. Based on the completion of construction and start-up of the Aquila Unit and the VEPCO Units on August 8, 2000, BVZ owes the Partnership approximately $693,000 of delay liquidated damages. The delay liquidated damages will not fully compensate the Partnership for the costs of incremental replacement power or other costs associated with delays.

      Contingency

      The Partnership's original project budget included a line item, which the Partnership refers to as "contingency", of approximately $10,649,000 that is designed to cover things like change orders under the various construction contracts, the cost of fuel consumed by the Facility during testing in excess of the revenue received from the sale of test energy, other increased costs due to force majeure and other events that may increase the Partnership's expenses. As of June 30, 2000, the Partnership had reduced its available contingency budget amount by approximately $1,527,000 for change orders under the Partnership's various construction contracts, by approximately $2,330,000 for the cost of the water pretreatment contract, by approximately $3,706,000 for fuel costs (net of test energy revenue received) consumed during testing and commissioning of the Facility, and by approximately $9,774,000 for budget overruns. Offsetting these reductions is an increase to the contingency budget amount of approximately $16,406,000 as a result of (1) the Panola County infrastructure reimbursement payments of approximately $14,278,000 that have been made to the Partnership by the State of Mississippi and (2) the Partnership's reallocation of approximately $2,128,000 that the Partnership had previously allocated to the cost of the Panola County infrastructure and have not yet spent, because Panola County was obligated to pay such amounts due under the Panola County infrastructure construction contracts.

      The Partnership will further reduce the contingency budget, for performance bonuses due to BVZ under the Construction Agreement, if any, additional fuel costs (net of test energy revenues received) and budget overages incurred prior to the commercial operations dates. Offsetting these potential reductions will be increases for delay liquidated damages payable by BVZ to the Partnership under the Construction Agreement.

      Insurance

      The Partnership is required to maintain casualty risk insurance during the construction period, including delayed opening insurance covering a period of approximately 18 months with a 30-day deductible per occurrence. The cost of this insurance was approximately $1,608,000.

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

      Post-Completion liquidity

      Subsequent to the completion of the Facility, the Partnership's primary sources of liquidity will be the VEPCO PPA and Aquila PPA for the sale of the capacity of and electric energy from the Facility. The VEPCO PPA covers the sale of the capacity of and electrical energy from two of the Partnership's generating Units for an initial term of 13 years, which VEPCO can extend at its option for an additional 12 years. The Aquila PPA covers the sale of the capacity of and electric energy from the Partnership's other generating Unit for an initial term of 15 years and seven months, which Aquila can extend at its option for an additional five years.

      Both of these power purchase agreements allow the power purchasers to dispatch the generating Units the Partnership has dedicated to them, meaning that the power purchasers have the right to control how much electrical energy they want their dedicated Units to produce. However, even if the Facility is not dispatched at all by VEPCO and Aquila, they will still have to pay us the reservation payment as provided under the power purchase agreements.

      The Partnership had agreed with VEPCO and Aquila that their respective generating units would be able to begin delivering power to them by June 1, 2000, which date may be extended as a result of certain excused delays. However, BVZ had not guaranteed that it would substantially complete the Facility by that date. Instead, BVZ was obligated to substantially complete the Units by the Guaranteed Completion dates.

      The Partnership was required to provide security to support the Partnership's obligations under the VEPCO PPA. The Partnership issued two letters of credit each in the amount of $5,660,000 as security for this obligation. On August 9, 2000, the energy delivery start date for the VEPCO Units was achieved. As a result of this delay in achieving the energy delivery date, the Partnership may be responsible for the incremental replacement power during the period of delay, subject to a maximum of $20 per kilowatt ($5,660,000) of committed capacity from each VEPCO Unit. VEPCO has claimed that the Partnership is responsible for an aggregate of approximately $9,300,000 of incremental replacement power for the period June 1, 2000 through July 19, 2000 and has drawn approximately $4,650,000 on each of the two letters of credit. The draws on the letters of credit each converted into 5-year loans. The Partnership has disputed the validity of the draws on the two letters of credit, the amount of the incremental replacement power costs and the methodology used by VEPCO to calculate the incremental replacement power costs, including the failure by VEPCO to acknowledge the force majeure events described above. In connection with this dispute the Partnership issued a notice of default to VEPCO. VEPCO has indicated its intent to repay the Partnership an amount equal to the draws on the two letters of credit plus accrued interest. When such amount is repaid it will be held in escrow pending resolution of this dispute. VEPCO has not waived its claim for incremental replacement power under the VEPCO PPA. The Partnership cannot reasonably estimate its liability for incremental replacement power based on the information available to it as of the date hereof, therefor the Partnership has not recorded a liability for incremental replacement power under the VEPCO PPA at June 30, 2000. A final resolution of this dispute has not occurred.

      The draws on the letters of credit each converted into 5-year loans ("LOC Loans"). Principal amounts under each LOC Loan are repayable in 20 equal quarterly installments commencing on the commercial operations date of the VEPCO Units. Interest payments on Base Rate LOC Loans are payable quarterly. Interest payments on LIBOR LOC Loans are payable on the last day of the LIBOR term, or if the LIBOR loan term is longer than three months, every three months after the date of such LIBOR LOC Loan. As of July 31, 2000, interest on each outstanding LOC Loan was 8.12%.

      Upon the commercial operation date for the VEPCO dedicated Units, the Partnership issued an additional letter of credit in the amount of $5,660,000. This letter of credit will be subject to replenishment if drawn and the Partnership will be required to reimburse the issuing bank if this letter of credit is drawn.

      On August 8, 2000, the energy delivery milestone for the Aquila Unit was achieved. The Partnership had the option of electing to incur an adjustment to the reservation payment to be received under the Aquila PPA or to be responsible for incremental replacement power during the period of delay. The Partnership elected to incur an adjustment to the reservation payments to be received under the Aquila PPA. The adjustment to the future reservation payments is determined by contract capacity, the duration of delay and a percentage factor for the month in which the delay occurred. The magnitude of the percentage factors for July and August are two times greater than the percentage factor for June. The reduction in future reservation payments approximates $1,375,000.

      As of June 30, 2000 the adjustments to future reservation payments under the Aquila PPA approximated $10,000.

      The Partnership also may be required to provide security to support the Partnership's obligations under the Aquila PPA. This security would be in the form of cash, a surety bond, or a letter of credit or guarantee from an investment grade entity. If the Partnership's debt service coverage ratio for each of the previous four consecutive calendar quarters is less than 1.25 to
1.00 then the Partnership must provide Aquila, upon their request, reasonable security for the Partnership's obligations. The security must be in an amount equal to $5.00 per kilowatt of the contract capacity or approximately $1,300,000. The Partnership must maintain this security until the earlier of the date on which (1) the Partnership provides Aquila documentation that the Partnership's debt service coverage ratio was 1.25 to 1.00 or greater for a period of four consecutive calendar quarters and (2) the Aquila power purchase agreement terminates, and the Partnership has paid in full to Aquila the amounts that the Partnership owes Aquila.

      The Partnership is dependent on the fixed reservation payments and other fixed payments under the VEPCO and Aquila power purchase agreements to meet the Partnership's fixed obligations, including debt service under the exchange bonds and LOC Loans. The Partnership's power purchasers' obligations to pay the Partnership these fixed payments are dependent upon the Facility operating at minimum capacity and availability levels. The Partnership expects to achieve the minimum capacity and availability levels; however, any material shortfall in tested capacity or availability over a significant period could impact the Partnership's ability to make payments of principal and interest on the exchange bonds, LOC Loans and the Partnership's other debt when due.

      As with any power generation facility, operation of the Facility will involve risk, including performance of the Facility below expected levels of output and efficiency, shut-downs due to the breakdown or failure of equipment or processes, violations of permit requirements, operator error, labor disputes, or catastrophic events such as fires, earthquakes, explosions, floods or other similar occurrences affecting a power generation facility or its power purchasers. The occurrence of any of these events could significantly reduce or eliminate revenues generated by the Facility or significantly increase the expenses of the Facility, adversely impacting the Partnership's ability to make payments of principal and interest on the exchange bonds, LOC Loans and the Partnership's other debt when due.

PART I/ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership uses fixed rate debt as a source of capital. At June 30, 2000 and December 31, 1999 the Partnership had $326,000,000 of outstanding bonds at an average fixed interest rate of 7.70%.

PART II/ITEM 1. LEGAL PROCEEDINGS

      During the first six months of 2000, Funding and the Partnership have not been parties to any material legal proceedings.

PART II/ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

LSP ENERGY LIMITED PARTNERSHIP

By:   LSP-Energy, Inc.
Its:  General Partner

By: /s/ MIKHAIL SEGAL
    --------------------------------
    Name:  Mikhail Segal
    Title: President
    Date:  August 14, 2000

By: /s/ MARK BRENNAN
    --------------------------------
    Name:  Mark Brennan
    Title: Treasurer
    Date:  August 14, 2000


LSP BATESVILLE FUNDING CORPORATION

By: /s/ MIKHAIL SEGAL
    --------------------------------
    Name:  Mikhail Segal
    Title: President
    Date:  August 14, 2000

By: /s/ MARK BRENNAN
    --------------------------------
    Name:  Mark Brennan
    Title: Treasurer
    Date:  August 14, 2000

                         LSP Energy Limited Partnership
                       LSP Batesville Funding Corporation

                            Financial Statement Index

                                                                            Page
                                                                            ----

LSP ENERGY LIMITED PARTNERSHIP
   Balance Sheets as of June 30, 2000 and December 31, 1999 ............    F-2
   Statements of Operations for the three and six months ended
      June 30, 2000 and 1999 and the period from Inception
      (February 7, 1996) to June 30, 2000 ..............................    F-3
   Statements of Changes in Partner's Capital (Deficit) for the
      three and six months ended June 30, 2000 and 1999, and the
      period from Inception (February 7, 1996) to June 30, 2000 ........    F-4
   Statements of Cash Flows for the three and six months ended
      June 30, 2000 and 1999, and the period from Inception
      (February 7, 1996) to June 30, 2000 ..............................    F-5
   Notes to financial statements .......................................    F-6

LSP BATESVILLE FUNDING CORPORATION
   Balance Sheets as of June 30, 2000 and December 31, 1999 ............    F-14
   Statements of Operations for the three and six months
      ended June 30, 2000 and 1999 .....................................    F-15
   Statements of Changes in Stockholder's Equity (Deficit) for the
      three and six months ended June 30, 2000 and 1999 ................    F-16
   Statements of Cash Flows for the three and six months
      ended June 30, 2000 and 1999 .....................................    F-17
   Notes to financial statements .......................................    F-18

                         LSP ENERGY LIMITED PARTNERSHIP
            (a Delaware Limited Partnership in the Development Stage)

                                 BALANCE SHEETS
                       June 30, 2000 and December 31, 1999

                                     ASSETS

                                                                       2000             1999
                                                                       ----             ----
                                                                   (Unaudited)
Current assets:
  Cash                                                            $     301,314    $     202,924
  Investments held by Trustee, at amortized cost
     which approximates fair value                                   12,462,572       53,547,410
  Spare parts inventory                                               3,024,228          733,462
  Other current assets                                                  866,142          174,174
                                                                  -------------    -------------

       Total Current Assets                                          16,654,256       54,657,970

Property and construction in progress                               332,873,625      296,509,139

Debt issuance and financing costs, net of accumulated
   amortization of $4,286,337 and $4,046,139 at June 30, 2000
   and December 31, 1999, respectively                               10,194,271       10,099,017
                                                                  -------------    -------------

       Total Assets                                               $ 359,722,152    $ 361,266,126
                                                                  =============    =============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
  Accounts payable                                                $   8,599,391    $   9,923,894
  Contract retainage payable                                         11,528,627       11,944,208
  Accrued expenses                                                      277,819               --
  Accrued interest payable                                           11,674,386       15,345,443
                                                                  -------------    -------------

       Total Current Liabilities                                     32,080,223       37,213,545

Bonds payable                                                       326,000,000      326,000,000
                                                                  -------------    -------------

       Total Liabilities                                            358,080,223      363,213,545

Commitments and contingencies

PARTNERS' CAPITAL (DEFICIT)                                           1,641,929       (1,947,419)
                                                                  -------------    -------------

       Total Liabilities and Partners' Capital (Deficit)          $ 359,722,152    $ 361,266,126
                                                                  =============    =============

                See accompanying notes to financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP
            (a Delaware Limited Partnership in the Development Stage)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended               Six Months Ended           Inception
                                                 June 30,                       June 30,            (February 7, 1996)
                                                                                                       to June 30,
                                           2000            1999            2000           1999             2000
                                           ----            ----            ----           ----             ----
Revenues                               $        --     $        --     $        --     $        --     $ 5,382,289

Operations and maintenance expenses        558,997              --       1,024,984              --       1,943,766
Project management expenses                174,386          87,986         336,260         116,986         845,659
General and administrative expenses         35,761          96,873          49,408         150,758         577,595
                                       -----------     -----------     -----------     -----------     -----------

     Total expenses                        769,144         184,859       1,410,652         267,744       3,367,020
                                       -----------     -----------     -----------     -----------     -----------

     Net income (loss)                 $  (769,144)    $  (184,859)    $(1,410,652)    $  (267,744)    $ 2,015,269
                                       ===========     ===========     ===========     ===========     ===========

                See accompanying notes to financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP
            (a Delaware Limited Partnership in the Development Stage)

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              Three and Six Months Ended June 30, 2000 and 1999 and
                    Period from Inception (February 7, 1996)
                                To June 30, 2000
                                   (Unaudited)

                                              Limited Partner             General  Partner
                                              ---------------             -------  -------
                                      LSP Batesville   Granite Power
                                       Holding, LLC   Partners II, L.P.    LSP Energy, Inc.        Total
                                       ------------   -----------------    ----------------        -----
Balance at December 31, 1999           $(1,927,945)      $        --         $   (19,474)      $(1,947,419)
Net loss                                  (635,093)               --              (6,415)         (641,508)
                                       -----------       -----------         -----------       -----------
Balance at March 31, 2000              $(2,563,038)      $        --         $   (25,889)      $(2,588,927)

Net loss                               $  (761,452)      $        --         $    (7,692)      $  (769,144)
Capital contributions                    5,000,000                --                  --         5,000,000
                                       -----------       -----------         -----------       -----------
Balance at June 30, 2000               $ 1,675,510       $        --         $   (33,581)      $ 1,641,929
                                       ===========       ===========         ===========       ===========

Balance at December 31, 1998           $  (438,298)      $        --         $    (4,427)      $  (442,725)
Net loss                                   (82,056)               --                (829)          (82,885)
                                       -----------       -----------         -----------       -----------
Balance at March 31, 1999              $  (520,354)      $        --         $    (5,256)      $  (525,610)

Net loss                               $  (183,010)      $        --         $    (1,849)      $  (184,859)
                                       -----------       -----------         -----------       -----------
Balance at June 30, 1999               $  (703,364)      $        --         $    (7,105)      $  (710,469)
                                       ===========       ===========         ===========       ===========

Balance at inception                   $        --       $        --         $        --       $        --

Capital contributions                    5,000,000               990                  10         5,001,000

Transfer of partnership interests              990              (990)                 --                --

Net income (loss)                       (3,325,480)        5,320,597              20,152         2,015,269

Distributions to partners                       --        (5,320,597)            (53,743)       (5,374,340)
                                       -----------       -----------         -----------       -----------
Balance at June 30, 2000               $ 1,675,510       $        --         $   (33,581)      $ 1,641,929
                                       ===========       ===========         ===========       ===========

                See accompanying notes to financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP
            (a Delaware Limited Partnership in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months
                                                                        Ended
                                                                       June 30,
                                                                2000             1999
                                                                ----             ----
Cash Flows from Operating Activities:
  Net income (loss)                                        $    (769,144)   $    (184,859)
  Adjustments to reconcile net income (loss) to
     cash provided by (used in) operating activities:
      Increase in spare parts inventory                       (1,714,251)              --
      Increase in other current assets                          (433,486)         (30,733)
      Increase (decrease) in accounts payable                 (1,191,081)       2,080,306
      Increase in accrued expenses                               277,819               --
      Decrease in accrued interest
       on loans payable                                               --         (213,454)
                                                           -------------    -------------
Cash provided by (used in) operating activities              (3,830,143)        1,651,260
                                                           -------------    -------------

Cash Flows from Investing Activities:
  Investments held by Trustee                                         --     (183,648,081)
  Investments drawn for project costs                         12,299,006       53,462,117
  Payments on property and
      construction in progress                               (13,371,771)     (74,428,140)
                                                           -------------    -------------
Cash used in investing activities                             (1,072,765)    (204,614,104)
                                                           -------------    -------------

Cash Flows from Financing Activities:
  Debt issuance and financing costs                              (12,411)      (2,726,826)
  Proceeds from issuance of loans                                     --       15,700,000
  Repayments of loans                                                 --     (136,600,000)
  Proceeds from issuance of bonds                                     --      326,000,000
  Capital contributions                                        5,000,000               --
  Distributions to partners                                           --               --
                                                           -------------    -------------
Cash provided by financing activities                          4,987,589      202,373,174
                                                           -------------    -------------

Increase (decrease) in cash                                       84,681         (589,670)
Cash, beginning of period                                        216,633          794,410
                                                           -------------    -------------
Cash, end of period                                        $     301,314    $     204,740
                                                           =============    =============

RECONCILIATION OF CHANGES IN PROPERTY
  AND CONSTRUCTION IN PROGRESS:
Increase in property and construction in progress          $ (17,929,423)   $ (82,788,594)
Increase (decrease) in contract retainage                       (179,596)       4,010,133
Investment income on investments held by Trustee                (307,554)        (732,532)
Reimbursement received from the State of Mississippi                  --               --
Test energy revenues received                                 (1,446,601)              --
Amortization of debt issuance and financing costs                120,099        2,400,123
Increase (decrease) in accrued interest payable on bonds       6,371,304        2,682,730
                                                           -------------    -------------
Payments on property and construction in progress          $ (13,371,771)   $ (74,428,140)
                                                           =============    =============

                                                                      Six Months                 Inception
                                                                        Ended                (February 7, 1996)
                                                                       June 30,                 to June 30,
                                                                 2000             1999             2000
                                                                 ----             ----             ----
Cash Flows from Operating Activities:
  Net income (loss)                                         $  (1,410,652)   $    (267,744)   $   2,015,269
  Adjustments to reconcile net income (loss) to
     cash provided by (used in) operating activities:
      Increase in spare parts inventory                        (2,290,766)              --       (3,024,228)
      Increase in other current assets                           (691,968)         (30,733)        (866,142)
      Increase (decrease) in accounts payable                  (1,324,503)       2,383,905        8,599,391
      Increase in accrued expenses                                277,819               --          277,819
      Decrease in accrued interest
       on loans payable                                                --         (154,898)              --
                                                            -------------    -------------    -------------
Cash provided by (used in) operating activities                (5,440,070)       1,930,530        7,002,109
                                                            -------------    -------------    -------------

Cash Flows from Investing Activities:
  Investments held by Trustee                                          --     (183,648,081)    (183,648,081)
  Investments drawn for project costs                          43,335,743       53,462,117      190,862,617
  Payments on property and
      construction in progress                                (42,461,831)    (116,881,789)    (325,061,383)
                                                            -------------    -------------    -------------
Cash used in investing activities                                 873,912    (247,067,753)    (317,846,847)
                                                            -------------    -------------    -------------

Cash Flows from Financing Activities:
  Debt issuance and financing costs                              (335,452)      (2,741,903)     (14,480,608)
  Proceeds from issuance of loans                                      --       58,600,000      136,600,000
  Repayments of loans                                                  --     (136,600,000)    (136,600,000)
  Proceeds from issuance of bonds                                      --      326,000,000      326,000,000
  Capital contributions                                         5,000,000               --        5,001,000
  Distributions to partners                                            --               --       (5,374,340)
                                                            -------------    -------------    -------------
Cash provided by financing activities                           4,664,548      245,258,097      311,146,052
                                                            -------------    -------------    -------------

Increase (decrease) in cash                                        98,390          120,874          301,314
Cash, beginning of period                                         202,924           83,866               --
                                                            -------------    -------------    -------------
Cash, end of period                                         $     301,314    $     204,740    $     301,314
                                                            =============    =============    =============

RECONCILIATION OF CHANGES IN PROPERTY
  AND CONSTRUCTION IN PROGRESS:
Increase in property and construction in progress           $ (36,364,486)   $(128,260,177)   $(332,873,625)
Increase (decrease) in contract retainage                        (415,581)       6,246,810       11,528,627
Investment income on investments held by Trustee                 (804,304)        (732,532)      (3,952,748)
Reimbursement received from the State of Mississippi                   --               --      (14,277,759)
Test energy revenues received                                  (1,446,601)              --       (1,446,601)
Amortization of debt issuance and financing costs                 240,198        3,181,380        4,286,337
Increase (decrease) in accrued interest payable on bonds       (3,671,057)       2,682,730       11,674,386
                                                            -------------    -------------    -------------
Payments on property and construction in progress           $ (42,461,831)   $(116,881,789)   $(325,061,383)
                                                            =============    =============    =============

                See accompanying notes to financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP
            (a Delaware Limited Partnership in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND BUSINESS

      LSP Energy Limited Partnership (the "Partnership") is a Delaware limited partnership formed in February 1996 to develop, construct, own and operate a gas-fired electric generating facility with a design capacity of approximately 837 megawatts located in Batesville, Mississippi (the "Facility"). The 1% general partner of the Partnership is LSP Energy, Inc. ("Energy"). The 99% limited partner of the Partnership is LSP Batesville Holding, LLC ("Holding"), a Delaware limited liability company established on July 29, 1998. Granite II Holding, LLC ("Granite"), an affiliate of LS Power, LLC and a Delaware limited liability company, holds a 48.63% membership interest in Holding and Cogentrix/Batesville, LLC ("Cogentrix"), an affiliate of Cogentrix Energy, Inc. and a Delaware limited liability company holds a 51.37% membership interest in Holding.

      During April 2000 and July 2000, Cogentrix made capital contributions to Holding of $5,000,000 and $5,000,000, respectively, which contributions were contributed to the Partnership by Holding. Cogentrix's remaining capital contribution commitment of $44,000,000 is supported by an irrevocable letter of credit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      General

      The financial statements, included herein, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments, including normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows for the periods disclosed. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results anticipated for the year ending December 31, 2000.

      These financial statements should be read in conjunction with the audited financial statements, and footnotes thereto, included in the Form S-4 for the year ending December 31, 1999.

      Basis of Presentation

      The Partnership has been in the development stage since its inception and has not generated any operating revenues. The Facility commenced commercial operations under the Power Purchase Agreement ("Aquila PPA") with Aquila Energy Marketing Corporation ("Aquila") and Utilicorp United, Inc. ("Utilicorp") on August 8, 2000 and under the Power Purchase Agreement ("VEPCO PPA") with Virginia Electric and Power Company ("VEPCO") on August 9, 2000.

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

                                                                     (continued)

                         LSP ENERGY LIMITED PARTNERSHIP
            (a Delaware Limited Partnership in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Construction in Progress

      All costs directly related to the acquisition and construction of long-lived assets are capitalized. Interest costs (including amortization of debt issuance and financing costs), net of interest income on excess proceeds from loans and bonds, is capitalized during construction. As of June 30, 2000 and December 31, 1999, capitalized interest since inception including amortization of debt issuance and financing costs was approximately $32,936,000 and $20,823,000, respectively, ($28,650,000 and $16,777,000, respectively, before amortization). Cash paid for interest was approximately $16,352,000, $3,143,000, $1,479,000 and $20,950,000 for the six months ended June 30, 2000, and June 30, 1999, for the three months ended June 30, 1999 and for the period from Inception (February 7, 1996) to June 30, 2000, respectively. No interest was paid during the three months ended June 30, 2000.

      All start-up costs not directly related to the acquisition or construction of long-lived tangible assets are expensed as incurred.

3. FACILITY CONTRACTS

      The VEPCO PPA specifies an energy delivery milestone of June 1, 2000 for two of the three Combined Cycle Units ("Unit" or "Units") at the Facility, which date may be extended by a force majeure event or a delivery excuse. As a result of transportation delays in the delivery of one of the VEPCO Unit's steam turbine generator to the Facility, the Partnership issued a force majeure notice to VEPCO claiming delays of the energy delivery milestone date of June 1, 2000, under the VEPCO PPA. The Partnership has claimed a 21-day delay in the energy delivery milestone date for the first VEPCO Unit and a 9-day delay in the energy delivery milestone date for the second VEPCO Unit. VEPCO has initially rejected the Partnership's claim of a force majeure event. If it is determined that any portion of the delay in the delivery of the steam turbine generator constitutes a force majeure event under the VEPCO PPA, then the date that the Partnership was required to deliver energy from the respective VEPCO Units will be extended day for day for the number of days of the force majeure event. A final resolution of the issue has not occurred.

      On August 9, 2000, the energy delivery milestone for the VEPCO Units was achieved. As a result of this delay in achieving the energy delivery milestone, the Partnership may be responsible for the incremental replacement power during the period of delay, subject to a maximum of $20 per kilowatt ($5,660,000) of committed capacity from each VEPCO Unit. The Partnership has issued two letters of credit each in the amount of $5,660,000 as security for this obligation (see Note 4). VEPCO has claimed that the Partnership is responsible for an aggregate of approximately $9,300,000 of incremental replacement power for the period June 1, 2000 through July 19, 2000 and has drawn approximately $4,650,000 on each of the two letters of credit. The draws on the letters of credit each converted into 5 year loans. The Partnership has disputed the validity of the draws on the two letters of credit, the amount of the incremental replacement power costs and the methodology used by VEPCO to calculate the incremental replacement power costs, including the failure by VEPCO to acknowledge the force majeure events described above. In connection with this dispute the Partnership issued a notice of default to VEPCO. VEPCO has indicated its intent to repay the Partnership an amount equal to the draws on the two letters of credit plus accrued interest. When such amount is repaid it will be held in escrow pending resolution of this dispute. VEPCO has not waived its claim for incremental replacement power under the VEPCO PPA. The Partnership cannot reasonably estimate its liability for incremental replacement power based on the information available to it as of the date hereof, therefor the Partnership has not recorded a liability for incremental replacement power under the VEPCO PPA at June 30, 2000. A final resolution of this dispute has not occurred.

      Under the terms of the VEPCO PPA, VEPCO is providing natural gas for the startup and commissioning of each of its Units. The Partnership is obligated to reimburse VEPCO for the delivered cost of such natural gas. As of June 30, 2000, the Partnership has purchased approximately $4,128,000 of natural gas from VEPCO for the start-up and commissioning of each of its Units. This amount has been recorded as a component of construction in progress in the accompanying June 30, 2000 balance sheet.

                                                                     (continued)

                         LSP ENERGY LIMITED PARTNERSHIP
            (a Delaware Limited Partnership in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The Aquila PPA specifies an energy delivery milestone deadline of June 1, 2000 for the Aquila Unit. On August 8, 2000, the energy delivery milestone of the Aquila Unit was achieved. The Partnership had the option of electing to incur an adjustment to the reservation payment to be received under the Aquila PPA or to be responsible for incremental replacement power during the period of delay. The Partnership elected to incur an adjustment to the reservation payments to be received under the Aquila PPA. The adjustment to the future reservation payments is determined by contract capacity, the duration of delay and a percentage factor for the month in which the delay occurred. The magnitude of the percentage factors for July and August are two times greater than the percentage factor for June. The reduction in future reservation payments approximates $1,375,000. As of June 30, 2000, the adjustments to future reservation payments under the Aquila PPA approximated $10,000.

      Under the terms of the Aquila PPA, Aquila is providing natural gas for the startup and commissioning of its Unit. The Partnership is obligated to reimburse Aquila for the delivered cost of such natural gas. As of June 30, 2000, the Partnership has purchased approximately $1,281,000 of natural gas from Aquila for the start-up and commissioning of its Unit. This amount has been recorded as a component of construction in progress in the accompanying June 30, 2000 balance sheet.

      For the period between February 25, 2000 and May 23, 2000, the Partnership was a party to a power purchase agreement with Tennessee Valley Authority ("TVA") for the sale of test energy generated during startup and commissioning of the Facility ("Test Energy Agreement"). As of June 30, 2000, the Partnership has recorded approximately $1,447,000 in revenue from the sale of test energy to TVA. This amount has been recorded as a component of construction in progress in the accompanying June 30, 2000 balance sheet.

      Under the terms of the VEPCO PPA, VEPCO is acting as the Partnership's agent for the purpose of marketing and selling test energy generated during the start-up and commissioning of the VEPCO Units. In return for VEPCO's services, the Partnership is obligated to pay VEPCO a marketing fee equal to $1.00 per MW hour of test energy sold plus a reimbursement for any reasonable costs related to the sale of such test energy. For the period May 23, 2000 through June 30, 2000, the Partnership has recorded approximately $156,000, net of related marketing fees, in revenue from the sale of test energy under this arrangement with VEPCO. This amount has been recorded as a component of construction in progress in the accompanying June 30, 2000 balance sheet.

      Under the terms of the Aquila PPA, Aquila is acting as the Partnership's agent for the purpose of marketing and selling test energy generated during the start-up and commissioning of the Aquila Unit. In return for Aquila's services, the Partnership is obligated to pay Aquila a marketing fee equal to $0.25 per MW hour of test energy sold plus a reimbursement for any reasonable costs related to the sale of such test energy. For the period May 23, 2000 through June 30, 2000, the Partnership has recorded approximately $100,000, net of related marketing fees, in revenue from the sale of test energy under this arrangement with Aquila. This amount has been recorded as a component of construction in progress in the accompanying June 30, 2000 balance sheet.

                                                                     (continued)

                         LSP ENERGY LIMITED PARTNERSHIP
            (a Delaware Limited Partnership in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

      On July 22, 1998, the Partnership entered into a $240 million fixed price Turnkey Engineering, Procurement and Construction Contract ("Construction Agreement") with BVZ Power Partners-Batesville ("BVZ"), a joint venture formed by H.B. Zachary Company and a subsidiary of Black & Veatch, LLP. The obligations of BVZ are guaranteed by Black & Veatch, LLP and the entire Construction Agreement is backed by a performance bond. Under the terms of the Construction Agreement, BVZ has committed to develop and construct the Facility subject to the terms, deadlines and conditions set forth in the Construction Agreement. The current dates by which BVZ is obligated to complete construction and start-up to specified minimum performance levels of the two VEPCO Units and the Aquila Unit are August 2, 2000, July 31, 2000 and July 31, 2000, ("Guaranteed Completion Dates"), respectively. The Guaranteed Completion Dates include extensions as a result of, (1) the settlement of a force majeure event, which resulted from delays incurred in August and September 1999 during the transportation of the first VEPCO Unit's steam turbine generator to the Facility and (2) resolution of issues related to water quality and maintenance performed by BVZ on the Facility's water treatment system in April 2000. In addition, the Partnership has agreed to reimburse BVZ approximately $325,000 of the costs associated with the maintenance performed on the water treatment system.

      BVZ completed the construction and start-up of the Aquila Unit and the VEPCO Units on August 8, 2000.

      A gap of 61 to 63 days currently exists between the Guaranteed Completion Dates and the guaranteed delivery start dates of June 1, 2000 under the VEPCO PPA and the Aquila PPA. This gap may be reduced if we are successful in our claim that the steam turbine delay, as described above, constitutes a force majeure event under the VEPCO PPA.

      BVZ is required to pay delay liquidated damages of $43,333 per day per Unit for failure to complete the construction and start-up of any Unit to specified minimum performance levels on or prior to one day after the Guaranteed Completion Date. Based on the completion of construction and start-up of the Aquila Unit and the VEPCO Units on August 8, 2000, BVZ owes the Partnership approximately $693,000 of delay liquidated damages. The delay liquidated damages will not fully compensate the Partnership for the costs of incremental replacement power or other costs associated with delays.

                                                                     (continued)

                         LSP ENERGY LIMITED PARTNERSHIP
            (a Delaware Limited Partnership in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

      During an inspection of the second VEPCO Unit's combustion turbine on May 9, 2000, damage to the compressor blades was discovered. The combustion turbine manufacturer was notified and additional technical support was dispatched to the Facility to determine the cause and extent of the damage and assist in repairs. As a result of the damage and repairs required to the second VEPCO Unit's combustion turbine compressor, inspections of the other Units' combustion turbine compressors were performed. As a result, the combustion turbine manufacturer performed a product modification to prevent a similar occurrence on the other Units by increasing blade tip clearances. In addition, a single combustion turbine blade of the first VEPCO Unit's combustion turbine was found to be exhibiting signs of thermal degradation. The combustion turbine supplier determined that the one blade had inadvertently not been coated during the manufacturing process, and recommended that the blade be replaced with a new blade while the Unit was out of service undergoing maintenance. All compressor and combustion turbine repairs were completed and the Units resumed testing on June 30, 2000, June 12, 2000 and June 23, 2000, respectively.

      BVZ and the heat recovery steam generator ("HRSG") manufacturer have determined that a modification to the HRSG's was necessary to allow the units to achieve their maximum rated output. This modification will improve the overall heat transfer characteristics of the HRSG's by reducing heat transfer in certain sections of the HRSGs by removing tubes, thereby increasing heat transfer in other sections of the HRSGs. The HRSG modifications were completed and the Units resumed testing and commissioning on July 17, 2000, July 16, 2000 and July 16, 2000, respectively.

      As of June 30, 2000, engineering, procurement and construction was estimated to be approximately 98% complete and total costs incurred to date under the Construction Agreement were approximately $235,641,000, including retainage. As of June 30, 2000, the Partnership had retained construction contract payments under the Construction Agreement totaling approximately $11,506,000.

      The Partnership entered into electrical interconnection agreements with Tennessee Valley Authority (the "TVA Interconnection Agreement") and with Entergy Mississippi, Inc. (the "Entergy Interconnection Agreement" and together with the TVA Interconnection Agreement, the "Interconnection Agreements"). The TVA Interconnection Agreement provides for the cost of the interconnection facilities of approximately $4,000,000 and system upgrades of approximately $9,500,000 to be paid by the Partnership. The Entergy Interconnection Agreement provides for the cost of the interconnection facilities of approximately $1,100,000 and system upgrades of approximately $7,100,000 to be paid by the Partnership. As of July 31, 2000, the TVA and Entergy interconnection facilities and system upgrades had been completed. All related costs for the Entergy interconnection facilities and system upgrades have been paid in full by the Partnership with the exception of approximately $1,770,000. As of June 30, 2000, total costs incurred under the TVA Interconnection Agreement were approximately $12,556,000. A final summary of costs for the TVA interconnection facilities and system upgrades has not been received by the Partnership.

       The Partnership is entitled to receive system upgrade credits in the amount of incremental revenue received by TVA and Entergy for transmission services procured for the delivery of energy from the Facility. TVA and Entergy are currently determining the amount of the system upgrade credits earned by the Partnership prior to the commercial operations dates of the Units.

                                                                     (continued)

                         LSP ENERGY LIMITED PARTNERSHIP
            (a Delaware Limited Partnership in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The Partnership entered into three contracts aggregating approximately $18,350,000 for the construction of the Facility's gas lateral pipeline and the pipelines through which the Facility receives water and disposes of waste water (collectively the "Panola County Infrastructure"). These contracts were subsequently transferred to Panola County, Mississippi ("Panola County"). The Partnership has leased the Panola County Infrastructure under terms, which provide the Partnership with the operational control and responsibility for the Infrastructure and with the use of the Panola County Infrastructure for the full projected requirements of the Facility.

      As of July 31, 2000, construction of the Panola County Infrastructure had been substantially completed.

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

4. FINANCING

      On May 21, 1999, the Partnership and Funding issued two series of Senior Secured Bonds (the "Bonds") in the following total principal amounts:
$150,000,000 7.164% Series A Senior Secured Bonds due 2014 and $176,000,000
8.160% Series B Senior Secured Bonds due 2025. Effective March 7, 2000, the Partnership and Funding filed a registration statement with the Securities and Exchange Commission (the "SEC") for a registered offer to exchange the Bonds for two series of debt securities (the "Exchange Bonds") which are in all material respects substantially identical to the Bonds. Interest is payable semiannually on each January 15 and July 15, commencing January 15, 2000, to the holders of record on the immediately preceding January 1 and July 1. On July 15, 2000, the Partnership made interest payments aggregating approximately $12,649,000. Principal payments are payable on each January 15 and July 15, commencing on July 15, 2001.

      The Exchange Bonds are secured by substantially all of the personal property and contract rights of the Partnership and Funding. In addition, Holding and Energy have pledged all of their interests in the Partnership, and Holding has pledged all of the common stock of Energy and all of the common stock of Funding.

      The Exchange Bonds are senior secured obligations of the Partnership and Funding, rank equivalent in right of payment to all other senior secured obligations of the Partnership and Funding and rank senior in right of payment to all existing and future subordinated debt of the Partnership and Funding.

      The Letter of Credit and Reimbursement (the "LOC Agreement"), entered into by the Partnership with a bank provides for letter of credit commitments aggregating $16,980,000. The LOC Agreement provides for the bank to issue three separate letters of credit ("Letter of Credit A", "Letter of Credit B" and "Letter of Credit C"). The Bank has issued Letter of Credit A and Letter of Credit B each in the amount of $5,660,000 as security for the Partnership's incremental replacement power obligation under the VEPCO PPA until the commercial operations date. On July 21, 2000, VEPCO issued a draw of approximately $4,650,000 on each of Letter of Credit A and Letter of Credit B (see Note 3).

      The draws on Letter of Credit A and Letter of Credit B each converted into 5-year loans ("LOC Loans"). Principal amounts under each LOC Loan are repayable in 20 equal quarterly installments on each March 31, June 30, September 30, and December 31 commencing on the first such date subsequent to the commercial operations date of the VEPCO Units.

                                                                     (continued)

                         LSP ENERGY LIMITED PARTNERSHIP
            (a Delaware Limited Partnership in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

      For the period prior to the completion of the Facility, amounts outstanding, based on loan types designated by the Partnership, bear interest at
(i) .625% above the higher of the Prime Rate or 1/2% above the Federal Funds Rate (collectively the "Base Rate") or (ii) 1.50% above the selected London Interbank Offered Rate ("LIBOR") term not to exceed one year. The interest rate spreads are adjusted in future periods beginning on the completion date of the Facility as follows:

                                  Base Rate        LIBOR
                                    Loans          Loans
                                    -----          -----

         Years 1 - 2                .750%          1.625%
         Years 3 - 5                .875%          1.750%

      Interest payments on Base Rate LOC Loans are payable quarterly. Interest payments on LIBOR LOC Loans are payable on the last day of the LIBOR term, or if the LIBOR loan term is longer than three months, every three months after the date of such LIBOR LOC Loan. As of July 31, 2000, interest on each outstanding LOC Loan was 8.12%.

      Letter of Credit C was issued in the amount of $5,660,000 on the commercial operations date of the VEPCO Units.

5. RELATED PARTY TRANSACTIONS

      LS Power Management, LLC ("LSP Management"), a wholly owned subsidiary of LS Power, provides certain management services to the Partnership pursuant to a management services agreement. Under this management services agreement, LSP Management manages the business affairs of the Partnership during construction and operation of the Facility. LSP Management is reimbursed for its reasonable and necessary expenses incurred in performing its services, including salaries of its personnel, other than executive officers, to the extent related to services provided under the management services agreement. LSP Management also receives a monthly management fee of approximately $33,300 during the construction and operation of the Facility. This management fee will be adjusted annually based on published indices. Management fee payments began during the third quarter of 1999. For the six months ended June 30, 2000 and for the period from inception (February 7, 1996) through June 30, 2000, LSP Management billed the Partnership approximately $548,000 and $1,959,000, respectively, under the management services agreement. For the three months ended June 30, 2000 LSP Management billed the Partnership approximately $237,000

      The Facility is operated and maintained under a long-term operations and maintenance agreement with Cogentrix Batesville Operations, LLC (the "Operator"). The initial term of the operations and maintenance agreement is twenty-seven years. The Partnership has the option of extending the term of the agreement for successive two-year terms with one hundred and eighty days notice. Under the terms of the agreement the Partnership is required to pay the Operator a fixed fee of $390,000, payable in ten monthly installments, for services provided during construction of the Facility and a fixed monthly fee of approximately $42,000 during operation of the Facility. The Partnership is also required to reimburse the Operator for all labor costs, including payroll and taxes, subcontractor costs and other costs deemed reimbursable by the Partnership. The management fee will be adjusted annually based on published indices. For the six months ended June 30, 2000 and for the period from inception (February 7, 1996) through June 30, 2000 Cogentrix billed the Partnership approximately $1,400,000 and $2,384,000, respectively, under the operations and maintenance agreement. For the three months ended June 30, 2000 Cogentrix billed the Partnership approximately $669,000.

                                                                     (continued)

                         LSP ENERGY LIMITED PARTNERSHIP
            (a Delaware Limited Partnership in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. DEPENDENCE ON THIRD PARTIES

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

                       LSP BATESVILLE FUNDING CORPORATION

                                 BALANCE SHEETS
                       June 30, 2000 and December 31, 1999

                                     ASSETS

                                                                       2000       1999
                                                                       ----       ----
                                                                    (Unaudited)
Current asset-Cash                                                  $ 1,000    $ 1,000
                                                                    =======    =======

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Due to LS Power Management, LLC                                     $   900    $    --
Due to LSP Energy Limited Partnership                                 8,510      5,960
                                                                    -------    -------

       Total Current Liabilities                                      9,410      5,960
                                                                    -------    -------

Commitments and contingencies

Common stock, $.01 par value, 1,000 shares authorized, 100 shares
    Issued and outstanding                                                1          1
Additional paid-in-capital                                              999        999
Accumulated deficit                                                  (9,410)    (5,960)
                                                                    -------    -------
    Total Stockholder's Equity (Deficit)                             (8,410)    (4,960)
                                                                    -------    -------

       Total Liability and Stockholder's Equity (Deficit)           $ 1,000    $ 1,000
                                                                    =======    =======

                See accompanying notes to financial statements.

                       LSP BATESVILLE FUNDING CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Three Months Ended      Six Months Ended
                                              June 30,              June 30,

                                         2000        1999       2000        1999
                                         ----        ----       ----        ----

Revenues                              $    --    $     --   $     --   $      --

General and administrative expenses     3,450          --         --          --
                                      -------    --------   --------   ---------

     Total expenses                     3,450          --         --          --
                                      -------    --------   --------   ---------

     Net income (loss)                ($3,450)   $     --   $     --   $      --
                                      =======    ========   ========   =========

                See accompanying notes to financial statements.

                       LSP BATESVILLE FUNDING CORPORATION

             STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                Three and Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                 Common    Additional     Accumulated
                                 Stock   Paid-in-Capital    Deficit       Total
                                 -----   ---------------    -------       -----

Balance at December 31, 1999    $     1      $   999        $(5,960)    $(4,960)
Net loss                             --           --             --          --
                                -------      -------        -------     -------
Balance at March 31, 2000       $     1      $   999        $(5,960)    $(4,960)

Net loss                             --           --         (3,450)     (3,450)
                                -------      -------        -------     -------
Balance at June 30, 2000        $     1      $   999        $(9,410)    $(8,410)
                                =======      =======        =======     =======

Balance at December 31, 1998    $     1      $   999        $    --     $ 1,000
Net loss                             --           --             --          --
                                -------      -------        -------     -------
Balance at March 31, 1999       $     1      $   999        $    --     $ 1,000

Net loss                             --           --             --          --
                                -------      -------        -------     -------
Balance at June 30, 1999        $     1      $   999        $    --     $ 1,000
                                =======      =======        =======     =======

                See accompanying notes to financial statements.

                       LSP BATESVILLE FUNDING CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months         Six Months
                                                                   Ended               Ended
                                                                  June 30,            June 30,
                                                              2000       1999      2000       1999
                                                              ----       ----      ----       ----
Cash Flows from Operating Activities
    Net loss                                               $(3,450)   $    --   $(3,450)   $    --
    Adjustments to reconcile net loss to
       cash provided by operating activities:
       Increase in due to LS Power Management, LLC             900         --       900         --
       Increase in due to LSP Energy Limited Partnership     2,550         --     2,550         --
                                                           -------    -------   -------    -------
Cash provided by (used in) operating activities                 --         --        --         --
                                                           -------    -------   -------    -------

Cash Flows from Investing Activities                            --         --        --         --
                                                           -------    -------   -------    -------
Cash Flows from Financing Activities                            --         --        --         --
                                                           -------    -------   -------    -------

Increase in cash                                                --         --        --         --
Cash, beginning of period                                    1,000      1,000     1,000      1,000
                                                           -------    -------   -------    -------
Cash, end of period                                        $ 1,000    $ 1,000   $ 1,000    $ 1,000
                                                           =======    =======   =======    =======

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

      The Partnership is a Delaware limited partnership formed in February 1996 to develop, finance, construct, own and operate a gas-fired electric generating facility with a design capacity of approximately 837 megawatts to be located in Batesville, Mississippi (the "Facility"). The Partnership has been in the development stage since its inception and is not expected to generate any operating revenues until the Facility achieves commercial operations. As with business ventures of this size and nature, the ultimate construction and operation of the Facility could be affected by many factors. Construction of the Facility is expected to be completed in August 2000.

      Due to the insignificance of income tax effects applicable to Funding, the accompanying financial statements do not reflect any income tax effects.

      The financial statements, included herein, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments, including normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows for the periods disclosed. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results anticipated for the year ending December 31, 2000.

      These financial statements should be read in conjunction with the audited financial statements, and footnotes thereto, included in the Form S-4 for the year ending December 31, 1999.

2. FINANCING

      On May 21, 1999, the Partnership and Funding issued two series of Senior Secured Bonds (the "Bonds") in the following total principal amounts:
$150,000,000 7.164% Series A Senior Secured Bonds due 2014 and $176,000,000
8.160% Series B Senior Secured Bonds due 2025. Effective March 7, 2000, the Partnership and Funding filed a registration statement with the Securities and Exchange Commission (the "SEC") for a registered offer to exchange the Bonds for two series of debt securities (the "Exchange Bonds") which are in all material respects substantially identical to the Bonds. Interest is payable semiannually on each January 15 and July 15, commencing January 15, 2000, to the holders of record on the immediately preceding January 1 and July 1. On July15, 2000, the Partnership made interest payments aggregating approximately $12,649,000.

      Principal payments are payable on each January 15 and July 15, commencing on July 15, 2001.

      The Exchange Bonds are secured by substantially all of the personal property and contract rights of the Partnership and Funding. In addition, Holding and Energy have pledged all of their interests in the Partnership, and Holding has pledged all of the common stock of Energy and all of the common stock of Funding.

      The Exchange Bonds are senior secured obligations of the Partnership and Funding, rank equivalent in right of payment to all other senior secured obligations of the Partnership and Funding and rank senior in right of payment to all existing and future subordinated debt of the Partnership and Funding.

                                 LSP ENERGY LIMITED PARTNERSHIP
                               LSP BATESVILLE FUNDING CORPORATION
                                         EXHIBIT INDEX

Exhibit No.                             Description of Exhibit
-----------            ---------------------------------------------------------

  **3.1 Amended and Restated Certificate of Incorporation of LSP Batesville Funding Corporation.

  **3.2 Amended and Restated Limited Partnership Agreement of LSP Energy Limited Partnership.

  **3.3                By-Laws of LSP Batesville Funding Corporation.

  **4.1         ___    Indenture, dated as of May 21, 1999, among LSP Batesville
                       Funding Corporation, LSP Energy Limited Partnership and
                       The Bank of New York, as Trustee.

  **4.2 First Supplemental Indenture, dated May 21, 1999 among LSP Batesville Funding Corporation, LSP Energy Limited Partnership and The Bank of New York, as Trustee, relating to $150,000,000 aggregate principal amount of 7.164% Series A Senior Secured Bonds due 2014.

  **4.3         ___    Second Supplemental Indenture, dated May 21, 1999 among
                       LSP Batesville Funding Corporation, LSP Energy Limited
                       Partnership and The Bank of New York, as Trustee, relating to $176,000,000 aggregate principal amount of 8.160% Series B Senior Secured Bonds due 2025.

  **4.4 Form of Third Supplemental Indenture among LSP Batesville Funding Corporation, LSP Energy Limited Partnership and The Bank of New York, as Trustee, relating to $150,000,000 aggregate principal amount of 7.164% Series C Senior Secured Bonds due 2014.

  **4.5         ___    Form of Fourth Supplemental Indenture among LSP
                       Batesville Funding Corporation, LSP Energy Limited
                       Partnership and The Bank of New York, as Trustee, relating to $176,000,000 aggregate principal amount of 8.160% Series D Senior Secured Bonds due 2025.

  **4.6                Specimen Certificate of 7.164% Series A Senior Secured
                       Bonds due 2014.

  **4.7         ___    Specimen Certificate of 8.160% Series B Senior Secured
                       Bonds due 2025.

  **4.8 Form of Specimen Certificate of 7.164% Series C Senio9r Secured Bonds due 2014.

  **4.9         ___    Form of Specimen Certificate of 8.160% Series D Senior
                       Secured Bonds due 2025.

  **4.10 Registration Rights Agreement, dated as of May 21, 1999, among LSP Batesville Funding Corporation, LSP Energy Limited Partnership, Credit Suisse First Boston Corporation, Scotia Capital Markets (USA) Inc. and TD Securities (USA) Inc.

  **4.11        ___    Second Amended and Restated Common Agreement, dated as of
                       May 21, 1999, among LSP Batesville Funding Corporation,
                       LSP Energy Limited Partnership and The Bank of New York, as Collateral Agent, Administrative Agent and
                       Intercreditor Agent.

  **4.12        ___    Intercreditor Agreement, dated as of May 21, 1999, among
                       LSP Batesville Funding Corporation, LSP Energy Limited
                       Partnership, Credit Suisse First Boston, as VEPCO L/C
                       Agent, and The Bank of New York, as Collateral Agent,
                       Trustee, Administrative Agent and Intercreditor Agent.

  **4.13 Second Amended and Restated Equity Contribution Agreement, dated as of May 21, 1999, among LSP Batesville Holding, LLC, LSP Energy Limited Partnership and The Bank of New York, as Collateral Agent.

Exhibit No.                             Description of Exhibit
-----------            ---------------------------------------------------------

   **4.14       ___    Second Amended and Restated Collateral Agency Agreement,
                       dated as of May 21, 1999, among LSP Batesville Funding
                       Corporation, LSP Energy Limited Partnership, the Senior
                       Secured Parties party thereto from time to time, The Bank of New York, as Administrative Agent, Collateral Agent and Intercreditor Agent and Credit Suisse First Boston, as Additional Collateral Agent.

   **4.15 Pledge and Security Agreement, dated as of May 21, 1999 (Funding Corporation's Stock), between LSP Batesville Holding, LLC and The Bank of New York, as Collateral Agent.

   **4.16       ___    Second Amendment and Restated Pledge and Security
                       Agreement (LSP Energy, Inc.'s Stock), dated as of May 21,
                       1999, between LSP Batesville Holding, LLC and The Bank of
                       New York, as Collateral Agent.

   **4.17 Second Amended and Restated Pledge and Security Agreement (Limited Partnership Interest in the Partnership), dated as of May 21, 1999, between LSP Batesville Holding, LLC and The Bank of New York, as Collateral Agent.

   **4.18 Second Amended and Restated Pledge and Security Agreement (General Partnership Interest in the Partnership), dated as of May 21, 1999, between LSP Energy, Inc. and The Bank of New York, as Collateral Agent.

   **4.19       ___    Second Amended and Restated Security Agreement, dated as
                       of May 21, 1999, between LSP Energy Limited Partnership and The Bank of New York, as Collateral Agent.

   **4.20 Security Agreement, dated as of May 21, 1999, between LSP Batesville Funding Corporation and The Bank of New York, as Collateral Agent.

   **4.21       ___    Deed of Trust, Security Agreement, Assignment of Leases
                       and Rents and Fixture Filing, dated as of May 21, 1999, by LSP Energy Limited Partnership, as trustor, to James
                       W. O'Mara, as trustee, for the benefit of The Bank of New
                       York, as Collateral Agent.

   **4.22       ___    Second Amended and Restated Securities Account Control
                       Agreement, dated as of May 21, 1999, among LSP Batesville
                       Funding Corporation, LSP Energy Limited Partnership and
                       The Bank of New York, as Collateral Agent and Securities
                       Intermediary.

   **5.1 Opinion of Latham & Watkins regarding the validity of the exchange bonds.

   **10.1       ___    Purchase Agreement, dated May 13, 1999, among LSP Energy
                       Limited Partnership, LSP Batesville Funding Corporation,
                       Credit Suisse First Boston Corporation, Scotia Capital
                       Markets (USA) Inc. and TD Securities (USA) Inc.

   **10.2       ___    Power Purchase Agreement and amendments thereto, dated
                       May 18, 1998, July 22, 1998 and August 11, 1998, among
                       LSP Energy Limited Partnership and Virginia Electric and
                       Power Company.

   **10.3       ___    Power Purchase Agreement and amendments thereto, dated
                       May 21, 1998, July 14, 1998, July 16, 1998 and August 27,
                       1998, among LSP Energy Limited Partnership, Aquila Energy
                       Marketing Corporation and Utilicorp United Inc.

   **10.4 Interconnection Agreement, dated July 22, 1998, between LSP Energy Limited Partnership and the Tennessee Valley Authority.

   **10.5       ___    Interconnection and Operating Agreement and amendments
                       thereto, dated May 18, 1998 and August 18, 1998, between
                       LSP Energy Limited Partnership and Entergy Mississippi,
                       Inc.

Exhibit No.                             Description of Exhibit
-----------            ---------------------------------------------------------

  **10.6        ___    Interconnection Agreement, dated July 28, 1998, between
                       LSP Energy Limited Partnership and ANR Pipeline Company.

  **10.7        ___    Facilities Agreement, dated June 23, 1998, between
                       Tennessee Gas Pipeline Company and LSP Energy Limited
                       Partnership.

  **10.8        ___    Turnkey Engineering, Procurement and Construction
                       Agreement and amendments thereto, dated July 22, 1998, October 22, 1998, November 2, 1998, November 5, 1998,
                       December 10, 1998, February 1, 1999 and April 12, 1999, between LSP Energy Limited Partnership and BVZ Power
                       Partners - Batesville.

  **10.9 Engineering Services Agreement, dated July 24, 1998, between LSP Limited Partnership and Black & Veatch, LLP.

  **10.10 Guaranty Agreement, dated July 22, 1998, by Black & Veatch, LLP in favor of LSP Energy Limited Partnership.

  **10.11       ___    Management Services Agreement, dated August 24, 1998,
                       between LSP Energy Limited Partnership and LS Power
                       Management, LLC.

  **10.12       ___    Operation and Maintenance Agreement, dated August 24,
                       1998, between LSP Energy Limited Partnership and
                       Cogentrix Batesville Operations, LLC.

  **10.13       ___    Water Supply Storage Agreement and amendments thereto,
                       dated June 8, 1998 and March 15, 1999, between LSP Energy
                       Limited Partnership and the United Sates of America.

  **10.14       ___    Letter Agreement/Blanket Purchase Order, dated July 23,
                       1998, between LSP Energy Limited Partnership and Siemens
                       Westinghouse Power Corporation.

  **10.15 Ad Valorem Tax Contract, dated August 24, 1998, among LSP Energy Limited Partnership, Panola County, Mississippi, the City of Batesville, Mississippi, the Department of Economic and Community Development and the Panola County Tax Assessor/Collector.

  **10.16 Letter of Credit Agreement, dated August 28, 1998, among LSP Energy Limited Partnership, Credit Suisse First Boston, as the VEPCO L/C Agent and the VEPCO L/C Issuer, and the VEPCO L/C Banks.

  **10.17 Infrastructure Use Agreement (Gasline Use), dated August 12, 1999, among LSP Energy Limited Partnership, the Industrial Development Authority of the Second Judicial District of Panola County, Mississippi, the Mississippi Major Economic Impact Authority, Panola County, Mississippi and the City of Batesville, Mississippi.

  **10.18       ___    Inducement Agreement, dated August 12, 1999, among LSP
                       Energy Limited Partnership, the Industrial Development
                       Authority of the Second Judicial District of Panola
                       County, Mississippi, the Mississippi Department of
                       Economic and Community Development, the Mississippi Major
                       Economic Impact Authority, Panola County, Mississippi and the City of Batesville, Mississippi.

  **10.19       ___    Panola Partnership, dated August 12, 1999, among LSP
                       Energy Limited Partnership and Panola Partnership, Inc.

  **10.20 Infrastructure Use Agreement (Water Use), dated August 12, 1999, among LSP Energy Limited Partnership, the Industrial Development Authority of the Second Judicial District of Panola County, Mississippi, the Mississippi Major Economic Impact Authority, Panola County, Mississippi

Exhibit No.                             Description of Exhibit
-----------            ---------------------------------------------------------

  **10.21       ___    Yalobusha County Agreement, dated February 16, 1999,
                       among LSP Energy Limited Partnership, Yalobusha County,
                       Mississippi and the Coffeeville School District.

  **10.22       ___    Performance Bond and Payment Bond, dated August 13, 1998,
                       of United States Fidelity and Guaranty Company, as surety.

 ***10.23       ___    Power Purchase Agreement between Tennessee Valley
                       Authority and LSP Energy Limited Partnership dated
                       February 25, 2000.

 ***10.24       ___    Facilities Interconnect, Construction, Ownership and
                       Operation Agreement between Trunkline Gas Company and LSP
                       Energy Limited Partnership for M&R Panola County,
                       Mississippi dated January 28, 2000.

    10.25       ___    First Amendment to Power Purchase Agreement, dated as of
                       August 4, 2000, between LSP Energy Limited Partnership,
                       Aquila Energy Marketing Corporation and UtiliCorp United
                       Inc.

    10.26       ___    Third Amendment to Power Purchase Agreement, dated August
                       9, 2000, between LSP Energy Limited Partnership and
                       Virginia Electric and Power Company.

  **25.1 Statement of Eligibility and Qualification (Form T-1) under the Trust Indenture Act of 1939 of The Bank of New York.

    27.1               Financial Data Schedule (LSP Energy Limited Partnership).

    27.2        ___    Financial Data Schedule (LSP Batesville Funding
                       Corporation).

--------------------------------------------------------------------------------

** Incorporated herein by reference from the Registration Statement on Form S-4, File No.'s 333-84609 and 333-84609-01 filed with the Securities and Exchange Commission by LSP Energy Limited Partnership and LSP Batesville Funding Corporation on March 6, 2000.
*** Incorporated herein by reference from the Quarterly Report on Form 10-Q, File No.'s 333-84609 and 333-84609-01 filed with the Securities and Exchange Commission by LSP Energy Limited Partnership and LSP Batesville Funding Corporation on May 15, 2000.