Form 10-Q
period 2000-09-30
LSP ENERGY LTD PARTNERSHIP; LSP BATESVILLE FUNDING CORP
filed 2000-11-14
CIK 1092436, 1092435

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000
               Commission File Numbers 333-84609 and 333-84609-01


                         LSP ENERGY LIMITED PARTNERSHIP
                       LSP BATESVILLE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)


Delaware                                                       22-3422042
Delaware                                                       22-3615403
---------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification No.)

     Two Tower Center, 20th Floor East Brunswick, N.J. 08816 (732) 249-6750 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                         -----------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         LSP ENERGY LIMITED PARTNERSHIP
                       LSP BATESVILLE FUNDING CORPORATION



                                 FORM 10-Q INDEX

                                                                                               PAGE
                                                                                               ---
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

         On November 3, 2000, LS Power, LLC, CB Capital Investors, LLC (transferee of Chase Manhattan Capital, L.P.), and Cogen Grantor Trust, UA entered into a purchase agreement for the sale (the "Sale") of all of the partnership interests in Granite Power Partners II, L.P., the indirect owner of the Partnership and Funding and all of the membership interests in LS Power Management, LLC, the manager of the Facility, to NRG Energy, Inc and its affiliates. The Sale is expected to close in the first quarter of 2001. Under current circumstances, the Sale is not expected to result in a change of control under the Trust Indenture dated as of May 21, 1999 among Funding, the Partnership and The Bank of New York.

         The Partnership expects that the total cost of developing, constructing and financing the Facility and the Panola County gas and water infrastructure that the Facility will use will be approximately $394,278,000. The Partnership capitalized the costs pertaining to the construction of the Facility and the Panola County gas and water infrastructure, net of the Panola County gas and water infrastructure reimbursement funds of $14,278,000 received from the State of Mississippi as property, plant and equipment and the costs pertaining to the financing of the Facility and the Panola County gas and water infrastructure as debt issuance and financing costs, and the Partnership has included these items as assets on its balance sheets.

RESULTS OF OPERATIONS

         The Facility commenced commercial operations under the Power Purchase Agreement ("Aquila PPA") with Aquila Energy Marketing Corporation ("Aquila") and Utilicorp United, Inc. ("Utilicorp") on August 8, 2000 and under the Power Purchase Agreement ("VEPCO PPA") with Virginia Electric and Power Company ("VEPCO") on August 9, 2000.

         Revenues for the three and nine months ended consisted of approximately $7,200,000 of revenues earned under the VEPCO PPA and Aquila PPA during the period from the commercial operations date under the VEPCO PPA and the Aquila PPA through September 30, 2000. In addition, the Partnership is entitled to receive system upgrade credits in the amount of incremental revenue received by the Tennessee Valley Authority ("TVA") and Entergy Mississippi, Inc. ("Entergy") for transmission services procured for the delivery of energy from the Facility. For the three and nine months ended September 30, 2000, the Partnership earned system upgrade credits of approximately $1,605,000 and $1,507,000 from TVA and Entergy, respectively. Approximately $1,549,000 of these credits have been capitalized as a component of property, plant and equipment in the accompanying September 2000 financial statements.

         For the three and nine months ended September 30, 2000 project development expenses not directly related to the construction and financing of the Facility approximated $194,000 and $530,000, respectively, which amounts consisted primarily of approximately $100,000 and $300,000, respectively, of management fees and approximately $94,000 and $230,000, respectively, of labor charges, related benefits and taxes and other management expenses incurred under the management services agreement with LS Power Management, LLC ("LSP Management").

         For the three and nine months ended September 30, 1999 project development expenses not directly related to the construction and financing of the Facility approximated $85,000 and $202,000, respectively, which amounts consisted primarily of labor charges, related benefits and taxes and other management expenses incurred under the management services agreement with LSP Management.

         For the three and nine months ended September 30, 2000 general and administrative expenses approximated $104,000 and $153,000, respectively, which amounts consisted primarily of legal and accounting fees and rating agency and Trustee fees.

         For the three and nine months ended September 30, 1999 general and administrative expenses approximated $59,000 and $209,000, respectively, which amounts consisted primarily of legal and accounting fees.

         Operations and maintenance expenses for the three and nine months ended September 30, 2000 approximated $1,412,000 and $2,437,000, respectively. These costs consisted primarily of approximately $491,000 and $918,000, respectively, of labor charges, related taxes and benefits and $73,000 and $307,000, respectively, of services fees incurred under the operations and maintenance agreement with Cogentrix Batesville Operations, LLC ("Cogentrix Batesville Operations") and approximately $31,000 and $183,000, respectively, of fuel pipeline management fees and water supply costs and approximately $425,000 and $467,000, respectively, of utilities and chemicals.

         For the three and nine months ended September 30, 1999 operations and maintenance expenses approximated $393,000 which amounts consisted primarily of costs incurred under the operations and maintenance agreement with Cogentrix Batesville Operations.


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

         On August 9, 2000, the energy delivery milestone for the VEPCO Units was achieved. As a result of this delay in achieving the energy delivery milestone, the Partnership may be responsible for the incremental replacement power during the period of delay, subject to a maximum of $20 per kilowatt ($5,660,000) of committed capacity from each VEPCO Unit. The Partnership had issued two letters of credit each in the amount of $5,660,000 as security for this obligation. VEPCO has claimed that the Partnership is responsible for an aggregate of approximately $9,300,000 of incremental replacement power for the period June 1, 2000 through July 19, 2000 and has drawn approximately $4,650,000 on each of the two letters of credit. The draws on the letters of credit each converted into 5-year loans ("LOC Loans"). The Partnership has disputed the validity of the draws on the two letters of credit, the amount of the incremental replacement power costs and the methodology used by VEPCO to calculate the incremental replacement power costs, including the failure by VEPCO to acknowledge the force majeure events described above. In connection with this dispute the Partnership issued a notice of default to VEPCO. In response to this notice of default, on August 17, 2000, VEPCO repaid the Partnership an amount equal to the draws on the two letters of credit plus accrued interest through August 31, 2000. Such amount less accrued interest through August 31, 2000 is being held in escrow pursuant to an escrow agreement dated August 17, 2000 among VEPCO, the Partnership and the Chase Manhattan Bank, as escrow agent, pending final resolution of this dispute. VEPCO has not waived its claim for incremental replacement power under the VEPCO PPA. As of September 30, 2000, the Partnership has estimated its potential liability for incremental replacement power to approximate $4,500,000 based on the information available to it. A final resolution of this dispute has not occurred.



         For the three and nine months ended September 30, 2000 replacement energy of $5,835,000 consisted of accrued incremental replacement energy costs of approximately $4,500,000 under the VEPCO PPA and delivery delay adjustments of approximately $1,335,000 under the Aquila PPA as a result of delays in achieving the energy delivery milestones under each PPA.

         The Aquila PPA specifies an energy delivery milestone deadline of June 1, 2000 for the Aquila Unit. On August 8, 2000, the energy delivery milestone of the Aquila Unit was achieved. The Partnership had the option of electing to incur an adjustment to the reservation payment to be received under the Aquila PPA or to be responsible for incremental replacement power during the period of delay. The Partnership elected to incur an adjustment to the reservation payments to be received under the Aquila PPA. The adjustment to the future reservation payments was determined by contract capacity, the duration of delay and a percentage factor for the month in which the delay occurred. The reduction in reservation payments received for the period from the commercial operations date through September 30, 2000 approximated $1,335,000. The delay which caused the aforementioned reduction in reservation payments will have no impact on reservation payments to be earned under the Aquila PPA after September 30, 2000.

         Net interest expense for the three and nine months ended September 30, 2000 aggregated approximately $3,303,000.


LIQUIDITY AND CAPITAL RESOURCES

         The Partnership is using the net proceeds from the issuance of the two series of Senior Secured Bonds (the "Bonds"), $54,000,000 of capital contributions that the Partnership has received from Holding, test energy revenues generated during the start-up and commissioning of the Facility and the reimbursement payments that the Partnership has received from the State of Mississippi to pay the costs of developing, constructing and financing the Facility and the Panola County gas and water infrastructure.

         As of September 30, 2000, the Partnership had approximately $46,500,000 of remaining proceeds from the issuance of the Bonds, test energy revenues generated during start-up and commissioning of the Facility and Panola County gas and water infrastructure reimbursement funds received from the State of Mississippi, plus investment earnings on such funds, and $54,000,000 of capital contributions that the Partnership has received from Holding. During April 2000, July 2000 and August 2000, Holding made capital contributions of $5,000,000, $5,000,000 and $44,000,000, respectively, to the Partnership.

         As of September 30, 2000, costs incurred on the Facility and the Panola County infrastructure were approximately $370,565,000. Included in this amount is approximately $338,684,000 (net of the Panola County infrastructure reimbursement funds of approximately $14,278,000) of property, plant and equipment, approximately $10,039,000 of debt issuance and financing costs and approximately $3,728,000 of inventory and other current assets. In addition, $3,836,000 of costs incurred have been expensed as of September 30, 2000. As of September 30, 2000, the Partnership has expended approximately $347,778,000 of cash.

         The Partnership's original project budget included a line item, which the Partnership refers to as "contingency", of approximately $10,649,000 that is designed to cover things like change orders under the various construction contracts, the cost of fuel consumed by the Facility during testing in excess of the revenue received from the sale of test energy, other increased costs due to force majeure and other events that may increase the Partnership's expenses. As of October 31, 2000, the Partnership had reduced its available contingency budget amount by approximately $2,311,000 for change orders under the Partnership's various construction contracts, by approximately $2,307,000 for the cost of the water pretreatment contract, by approximately $2,687,000 for fuel costs (net of test energy revenue received) consumed during testing and commissioning of the Facility, approximately $536,000 for debt service on LOC Loans, approximately $822,000 for initial working capital and by approximately $9,304,000 for budget overruns. Offsetting these reductions is an increase to the contingency budget amount of approximately $16,189,000 as a result of (1) the Panola County infrastructure reimbursement payments of approximately $14,278,000 that have been made to the Partnership by the State of Mississippi and (2) the Partnership's reallocation of approximately $1,911,000 that the Partnership had previously allocated to the cost of the Panola County infrastructure and have not yet spent, because Panola County was obligated to pay such amounts due under the Panola County infrastructure construction contracts. The Partnership will further decrease the contingency for additional costs to be incurred prior to completion of the Facility.






         Under the terms of the Turnkey Engineering, Procurement and Construction Contract ("Construction Agreement") with BVZ Power
Partners-Batesville ("BVZ"), BVZ has committed to develop and construct the Facility subject to the terms, deadlines and conditions set forth in the Construction Agreement. BVZ completed the construction and start-up of the Aquila Unit and the VEPCO Units on August 8, 2000.

         BVZ and the suppliers of the combustion turbines, steam turbines and heat recovery steam generators are currently engaged in a dispute regarding payment of delay liquidated damages to BVZ. BVZ claims that such suppliers owe BVZ approximately $4,700,000 in delay liquidated damages. BVZ intends to set off or withhold such amount owed by these suppliers from payments to such suppliers. The equipment supplied to the Facility by each of these equipment suppliers constitute direct purchases by the Partnership. Although the Partnership has contracted directly with these suppliers for such equipment, BVZ is responsible for the obligations and liabilities of such suppliers pursuant to the terms of the Construction Agreement. Final resolution of this dispute has not occurred.

         As of September 30, 2000, engineering, procurement and construction was estimated to be approximately 99% complete and total costs incurred to date under the Construction Agreement were approximately $240,732,000, including retainage. As of September 30, 2000, the Partnership had retained construction contract payments under the Construction Agreement totaling approximately $12,063,000, which amounts are payable upon completion of the Facility.

         The Partnership received a technical advisory from the combustion turbine manufacturer on September 18, 2000, which warned of the potential for hot gas leakage from flanged connections within the turbine enclosure and limits all three combustion turbines to 80% load. In response to this technical advisory, the combustion turbine manufacturer has issued a product modification that will upgrade the flange connections and will install additional equipment monitors. Work on the product modifications is expected to begin before the end of November 2000 with all work complete and the 80% load restriction is expected to be removed by December 31, 2000. Based upon the projected dispatch of the VEPCO and Aquila units, the adjustment factors associated with unavailability during off peak months and the availability margins provided for within the power purchase agreements, the Partnership does not expect that the operational restrictions imposed by this technical advisory will result in a reduction in the reservation payment due to availability adjustments under the VEPCO PPA or Aquila PPA. However, because of the 80% load restriction the units are not able to operate as efficiently as they otherwise would, the Partnership is responsible for this mismatch in efficiency as guaranteed heat rate payments to VEPCO and Aquila. Based upon the projected dispatch of the VEPCO and Aquila units, the Partnership estimates its additional obligation with respect to the guaranteed heat rate payments will be between $15,000 to $20,000 per month for the months of October, November and December.

         The completion of the cooling tower performance test and declaration of substantial completion of the Facility have been delayed pending completion of modifications by the cooling tower manufacturer that will improve cooling tower performance. Final acceptance tests cannot be completed and final completion of the Facility cannot be declared until after implementation of the combustion turbine product modifications and removal of the 80% load restriction imposed by the combustion turbine manufacturer.

         During an inspection of the second VEPCO Unit's combustion turbine on May 9, 2000, damage to the compressor blades was discovered. The combustion turbine manufacturer was notified and additional technical support was dispatched to the Facility to determine the cause and extent of the damage and assist in repairs. During the subsequent investigation and inspection to determine the cause of the damage, impact and/or rubbing damage were identified in each of the 16 stages of the second VEPCO Unit's compressor. All compressor and combustion turbine repairs have been completed. The estimated cost of the repairs is approximately $1,550,000. The Partnership expects this cost to be substantially covered through insurance. The Partnership's property insurance has a deductible of $250,000. The Partnership contends that the deductible is the responsibility of the combustion turbine manufacturer.

         The Partnership was required to maintain casualty risk insurance during the construction period, including delayed opening insurance covering a period of approximately 18 months with a 30-day deductible per occurrence. The cost of this insurance was approximately $1,608,000. The Partnership currently maintains casualty risk insurance, including business interruption insurance covering a period of approximately 12 months with a 30 day deductible per occurrence.

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


         Both of these power purchase agreements allow the power purchasers to dispatch the generating Units the Partnership has dedicated to them, meaning that the power purchasers have the right to control how much electrical energy they want their dedicated Units to produce. However, even if the Facility is not dispatched at all by VEPCO and Aquila, they will still have to pay the Partnership the reservation payment as provided under the power purchase agreements.

         As a result of the VEPCO draws on the letters of credit each draw converted into a 5-year loan ("LOC Loans"). Principal amounts under each LOC Loan are repayable in 20 equal quarterly installments of $232,487 commencing on the commercial operations date of the VEPCO Units. On September 30, 2000, the Partnership made principal payments under the LOC Loans aggregating approximately $465,000. As of September 30, 2000, interest on each outstanding LOC Loan was 8.22%. As noted above, on August 17, 2000, VEPCO repaid the Partnership an amount equal to the draws on the two letters of credit plus accrued interest through August 31, 2000. Such amount less accrued interest through August 31, 2000 is being held in escrow pending final resolution of the Partnership's dispute with VEPCO.

         Upon the commercial operation date for the VEPCO dedicated Units, the Partnership issued an additional letter of credit in the amount of $5,660,000 as security for the Partnership's obligations under the VEPCO PPA. This letter of credit will be subject to replenishment if drawn and the Partnership will be required to reimburse the issuing bank if this letter of credit is drawn.

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

         The Partnership is dependent on the fixed reservation payments and other fixed payments under the VEPCO and Aquila power purchase agreements to meet the Partnership's fixed obligations, including debt service under the exchange bonds and LOC Loans The Partnership's power purchasers' obligations to pay the Partnership these fixed payments are dependent upon the Facility operating at minimum capacity and availability levels. The Partnership expects to achieve the minimum capacity and availability levels; however, any material shortfall in tested capacity or availability over a significant period could impact the Partnership's ability to make payments of principal and interest on the exchange bonds, LOC Loans and the Partnership's other debt when due.

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

PART I/ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership uses fixed rate debt as a source of capital. At September 30, 2000 and December 31, 1999 the Partnership had $326,000,000 of outstanding bonds at an average fixed interest rate of 7.70%.


PART II/ITEM 1.  LEGAL PROCEEDINGS

         During the first nine months of 2000, Funding and the Partnership have not been parties to any material legal proceedings.


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



LSP ENERGY LIMITED PARTNERSHIP

By:      LSP-Energy, Inc.
Its:     General Partner


By:   /s/ MIKHAIL SEGAL
      -------------------------------
      Name:  Mikhail Segal
      Title:  President
      Date:  November 14, 2000

By:   /s/ MARK BRENNAN
      -------------------------------
      Name:  Mark Brennan
      Title:  Treasurer
      Date:  November 14, 2000

LSP BATESVILLE FUNDING CORPORATION


By:   /s/ MIKHAIL SEGAL
      -------------------------------
      Name:  Mikhail Segal
      Title:  President
      Date:  November 14, 2000

By:   /s/ MARK BRENNAN
      -------------------------------
      Name:  Mark Brennan
      Title:  Treasurer
      Date:  November 14, 2000

                         LSP ENERGY LIMITED PARTNERSHIP
                       LSP BATESVILLE FUNDING CORPORATION


                            FINANCIAL STATEMENT INDEX

                                                                                                            PAGE
LSP ENERGY LIMITED PARTNERSHIP
      Balance Sheets as of September 30, 2000 and December 31, 1999.........................................F-2
      Statements of Operations for the three and nine months ended September 30, 2000 and 1999...........................................................................................F-3
      Statements of Changes in Partner's Capital (Deficit) for the three and nine months ended September 30, 2000 and 1999.................................................................F-4
      Statements of Cash Flows for the three and nine months ended September 30, 2000 and 1999...........................................................................................F-5
      Notes to financial statements.........................................................................F-6


LSP BATESVILLE FUNDING CORPORATION
      Balance Sheets as of September 30, 2000 and December 31, 1999........................................F-14
      Statements of Operations for the three and nine months ended September 30, 2000 and 1999.............F-15
      Statements of Changes in Stockholder's Equity (Deficit) for the three and nine months ended September 30, 2000 and 1999.................................................................F-16
      Statements of Cash Flows for the three and nine months ended September 30, 2000 and 1999.............F-17
      Notes to financial statements........................................................................F-18

                         LSP ENERGY LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (UNAUDITED)
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                                                   2000                1999
                                                                                                   ----                ----
Current assets:
  Cash                                                                                      $     205,349      $    202,924
  Investments held by Trustee, at amortized cost
     which approximates fair value                                                             49,976,458        53,547,410
  Cash held in escrow                                                                           9,321,261               ---
  Accounts receivable                                                                           4,488,878               ---
  Spare parts inventory                                                                         3,117,493           733,462
  Other current assets                                                                            630,009           174,174
                                                                                             ------------     -------------

       Total Current Assets                                                                    67,739,448        54,657,970

PROPERTY, PLANT AND EQUIPMENT
  Construction in progress                                                                            ---       295,835,581
  Land and easements                                                                              678,088           676,558
  Electric generating facility                                                                338,006,101               ---
                                                                                            -------------     -------------
                                                                                              338,684,189       296,509,139
  Accumulated depreciation                                                                     (1,990,303)              ---
                                                                                            -------------     -------------
                                                                                              336,693,886       296,509,139
Debt issuance and financing costs, net of accumulated
   amortization of $4,406,436 and $4,046,139 at September 30, 2000
   and December 31, 1999, respectively                                                         10,039,462        10,099,017
                                                                                            -------------     -------------

       Total Assets                                                                          $414,472,796      $361,266,126
                                                                                             ============      ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Accounts payable                                                                           $ 11,321,477      $  9,923,894
  Contract retainage payable                                                                   12,085,805        11,944,208
  Current portion of loans payable                                                              1,859,897               ---
  Current portion of bonds payable                                                              4,125,000               ---
  Accrued replacement power expense                                                             4,500,000               ---
  Accrued interest payable                                                                      5,230,750        15,345,443
                                                                                            -------------      ------------

       Total Current Liabilities                                                               39,122,929        37,213,545

Loans payable                                                                                   6,974,615               ---
Bonds payable                                                                                 321,875,000       326,000,000
                                                                                             ------------      ------------
       Total Liabilities                                                                      367,972,544       363,213,545

Commitments and contingencies

PARTNERS' CAPITAL (DEFICIT)                                                                    46,500,252        (1,947,419)
                                                                                            -------------     -------------

       Total Liabilities and Partners' Capital (Deficit)                                     $414,472,796      $361,266,126
                                                                                             ============      ============


                 See accompanying notes to financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                      SEPTEMBER 30,                       SEPTEMBER 30,

                                                 2000              1999               2000            1999
                                                 ----              ----               ----            ----

Revenues:

Electric capacity revenues                   $6,930,576       $      ---       $  6,930,576   $        ---
Electric energy revenues                        269,400             ---            269,400             ---
System upgrade credits                        1,563,121             ---          1,563,121             ---
                                            -----------       ---------        -----------       ---------

    Total revenues                            8,763,097             ---          8,763,097             ---
                                            -----------       ---------        -----------       ---------

Expenses:

Operations and maintenance expenses           1,412,101         392,842          2,437,085         392,842
Replacement energy                            5,835,000             ---          5,835,000             ---
Depreciation and amortization                 2,057,455             ---          2,057,455             ---
Project management expenses                     193,924          84,559            530,184         201,545
General and administrative expenses             103,789          58,580            153,197         209,338
                                            -----------       ---------        -----------       ---------

     Total operating expenses                 9,602,269         535,981         11,012,921         803,725
                                            -----------       ---------        -----------       ---------

    Operating loss                             (839,172)       (535,981)        (2,249,824)       (803,725)

Non-operating income (expenses):

Interest expense                             (3,662,063)            ---         (3,662,063)            ---
Interest income                                 359,558             ---            359,558             ---
                                            -----------       ---------        -----------       ---------

     Net loss                               $(4,141,677)      $(535,981)       $(5,552,329)      $(803,725)
                                            ===========       =========        ===========       =========




                 See accompanying notes to financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                        LIMITED PARTNER          GENERAL  PARTNER
                                                        ---------------          ----------------
                                                        LSP BATESVILLE
                                                         HOLDING, LLC            LSP ENERGY, INC.            TOTAL
                                                         ------------            ----------------            -----

Balance at December 31, 1999                            $ (1,927,945)                $ (19,474)          $(1,947,419)
Net loss                                                  (1,396,545)                  (14,107)           (1,410,652)
Capital contributions                                      5,000,000                       ---             5,000,000
                                                        ------------                 ---------           -----------
Balance at June 30, 2000                                  $1,675,510                 $ (33,581)          $ 1,641,929

Net loss                                                $ (4,100,260)                $ (41,417)          $(4,141,677)
Capital contributions                                     49,000,000                       ---            49,000,000
                                                        ------------                 ---------           -----------
Balance at September 30, 2000                           $ 46,575,250                 $ (74,998)          $46,500,252
                                                        ============                 =========           ===========


Balance at December 31, 1998                            $   (438,298)                $  (4,427)          $  (442,725)
Net loss                                                    (265,066)                   (2,678)             (267,744)
                                                        ------------                 ---------           -----------
Balance at June 30, 1999                                $   (703,364)                $  (7,105)          $  (710,469)

Net loss                                                $   (530,621)                $  (5,360)          $  (535,981)
                                                        ------------                 ---------           -----------
Balance at September 30, 1999                           $ (1,233,985)                $ (12,465)          $(1,246,450)
                                                        ============                 =========           ===========








                 See accompanying notes to financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     THREE MONTHS                             NINE MONTHS
                                                                        ENDED                                    ENDED
                                                                    SEPTEMBER 30,                            SEPTEMBER 30,
                                                              2000                 1999                  2000             1999
                                                              ----                 ----                  ----             ----

Cash Flows from Operating Activities:
    Net loss                                               $   (4,141,677)     $    (535,981)     $    (5,552,329)   $   (803,725)
    Adjustments to reconcile net loss to
       cash provided by (used in) operating activities:
       Depreciation and amortization                            2,057,455                ---           2,057,455              ---
       Interest earned on escrow funds                            (21,774)               ---             (21,774)             ---
       Increase in accounts receivable                         (4,488,878)               ---          (4,488,878)             ---
       Increase in spare parts inventory                          (93,265)               ---          (2,384,031)             ---
       Decrease (increase) in other current assets                236,133             20,238            (455,835)         (10,495)
       Increase (decrease) in accounts payable                  2,756,796         12,599,544           1,432,293       14,983,449
       Increase in accrued expenses                             4,222,181                ---           4,500,000              ---
       Decrease in accrued interest
        on loans payable                                              ---                ---                 ---         (154,898)
                                                           --------------      -------------      --------------   --------------
Cash provided by (used in) operating activities                   526,971         12,083,801          (4,913,099)      14,014,331
                                                           --------------      -------------      --------------   --------------

Cash Flows from Investing Activities:
    Investments held in escrow                                 (9,299,487)               ---          (9,299,487)             ---
    Investments held by Trustee                               (49,000,000)               ---         (54,000,000)    (183,598,081)
    Investments drawn for project costs                        20,005,023         53,352,345          68,340,766      106,764,462
    Payments on property and
       construction in progress                               (20,162,984)       (65,230,412)        (62,624,815)    (182,112,201)
                                                           --------------      -------------      --------------   --------------
Cash used in investing activities                             (58,457,448)       (11,878,067)        (57,583,536)    (258,945,820)
                                                           --------------      -------------      --------------   --------------

Cash Flows from Financing Activities:
    Debt issuance and financing costs                                 ---           (301,518)           (335,452)      (3,043,421)
    Proceeds from issuance of loans                                   ---                ---                 ---       58,600,000
    Repayments of loans                                          (464,975)               ---            (464,975)    (136,600,000)
    Proceeds from issuance of loans                             9,299,487                ---           9,299,487              ---
    Proceeds from issuance of bonds                                   ---                ---                 ---      326,000,000
    Capital contributions                                      49,000,000                ---          54,000,000              ---
                                                           --------------      -------------      --------------   --------------
Cash provided by (used in) financing activities                57,834,512           (301,518)         62,499,060      244,956,579
                                                           --------------      -------------      --------------   --------------

Increase (decrease) in cash                                       (95,965)           (95,784)              2,425           25,090
Cash, beginning of period                                         301,314            204,740             202,924           83,866
                                                           --------------      -------------      --------------   --------------
Cash, end of period                                        $      205,349      $     108,956      $      205,349    $     108,956
                                                           ==============      =============      ==============   ==============

RECONCILIATION OF CHANGES IN PROPERTY
    AND CONSTRUCTION IN PROGRESS:
Increase in property and construction in progress          $   (5,810,564)     $ (74,211,182)     $  (42,175,050)   $(202,471,359)
Increase (decrease) in contract retainage                         557,178          4,028,706             141,597       10,275,516
Investment income on investments held by Trustee                 (455,143)        (1,587,108)         (1,259,447)      (2,319,640)
Reimbursement received from the State of Mississippi                  ---                ---                 ---              ---
Test energy revenues and system upgrade credits                (8,063,766)               ---          (9,510,367)             ---
Amortization of debt issuance and financing costs                  52,947            153,360             293,145        3,334,740
Increase (decrease) in accrued interest payable on bonds       (6,443,636)         6,385,812         (10,114,693)       9,068,542
                                                           --------------      -------------      --------------   --------------
Payments on property and construction in progress          $  (20,162,984)     $ (65,230,412)     $  (62,624,815)   $(182,112,201)
                                                           ==============      =============      ==============   ==============


                 See accompanying notes to financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP

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

         During April 2000, July 2000 and August 2000 Cogentrix made capital contributions to Holding of $5,000,000, $5,000,000 and $44,000,000
respectively, which contributions were contributed to the Partnership by Holding.

         On November 3, 2000, LS Power, LLC, CB Capital Investors, LLC (transferee of Chase Manhattan Capital, L.P.), and Cogen Grantor Trust, UA entered into a purchase agreement for the sale (the "Sale") of all of the partnership interests in Granite Power Partners II, L.P., the indirect owner of the Partnership and LSP Batesville Funding Corporation ("Funding"), and all of the membership interests in LS Power Management, LLC, the manager of the Facility, to NRG Energy, Inc and its affiliates. The Sale is expected to close in the first quarter of 2001. Under current circumstances, the Sale is not expected to result in a change of control under the Trust Indenture dated as of May 21, 1999 among Funding, the Partnership and The Bank of New York.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         The financial statements, included herein, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments, including normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows for the periods disclosed. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results anticipated for the year ending December 31, 2000.

         These financial statements should be read in conjunction with the audited financial statements, and footnotes thereto, included in the Form S-4 for the year ending December 31, 1999.

         BASIS OF PRESENTATION

         The Facility commenced commercial operations under the Power Purchase Agreement ("Aquila PPA") with Aquila Energy Marketing Corporation ("Aquila") and Utilicorp United, Inc. ("Utilicorp") on August 8, 2000 and under the Power Purchase Agreement ("VEPCO PPA") with Virginia Electric and Power Company ("VEPCO") on August 9, 2000. Prior to the achieving commercial operations under the Aquila PPA and VEPCO PPA, the Partnership had been in the development stage since its inception and had not generated any operating revenues.

         REVENUE RECOGNITION

         Revenues from the sale of electricity are recorded based on capacity provided and output delivered at rates as specified under contract terms.



                                                                   (continued)

                         LSP ENERGY LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


         PROPERTY, PLANT AND EQUIPMENT

         All costs directly related to the acquisition and construction of long-lived assets are capitalized. Interest costs (including amortization of debt issuance and financing costs), net of interest income on excess proceeds from loans and bonds, is capitalized during construction. As of September 30, 2000 and December 31, 1999, capitalized interest since inception including amortization of debt issuance and financing costs was approximately $35,570,000 and $20,823,000, respectively, ($31,230,000 and $16,777,000, respectively, before amortization). Cash paid for interest was approximately $29,157,000 and $3,172,000 and $12,805,000 and $29,000 for the nine months ended September 30, 2000 and 1999, and for the three months ended September 30, 2000 and 1999, respectively.

         All costs not directly related to the acquisition or construction of long-lived tangible assets are expensed as incurred.

         Depreciation of the electric generating facility is computed primarily using the straight-line method over 30-years. Certain components within the plant will require replacement or overhaul at various times within the estimated life of the plant. These components are being depreciated using the straight-line method over their estimated service lives ranging from two to twelve years. The cost of future replacements and overhaul of these components will be capitalized and depreciated over their estimated service lives. Routine maintenance and repairs are charged to expense as incurred.

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

         On August 9, 2000, the energy delivery milestone for the VEPCO Units was achieved. As a result of this delay in achieving the energy delivery milestone, the Partnership may be responsible for the incremental replacement power during the period of delay, subject to a maximum of $20 per kilowatt ($5,660,000) of committed capacity from each VEPCO Unit. The Partnership had issued two letters of credit each in the amount of $5,660,000 as security for this obligation (see Note 4). VEPCO has claimed that the Partnership is responsible for an aggregate of approximately $9,300,000 of incremental replacement power for the period June 1, 2000 through July 19, 2000 and has drawn approximately $4,650,000 on each of the two letters of credit. The draws on the letters of credit each converted into 5-year loans. The Partnership has disputed the validity of the draws on the two letters of credit, the amount of the incremental power costs and the methodology used by VEPCO to calculate the incremental replacement power costs, including the failure by VEPCO to acknowledge the force majeure events described above. In connection with this dispute the Partnership issued a notice of default to VEPCO. In response to this notice of default, on August 17, 2000, VEPCO repaid the Partnership an amount equal to the draws on the two letters of credit plus accrued interest through August 31, 2000. Such amount less accrued interest through August 31, 2000 is being held in escrow pursuant to an escrow agreement dated August 17, 2000 among VEPCO, the Partnership and the Chase Manhattan Bank, as escrow agent, pending final resolution of this dispute. VEPCO has not waived its claim for incremental replacement power under the VEPCO PPA. As of September 30, 2000, the Partnership has estimated its potential liability for incremental replacement power to approximate $4,500,000 based on the information available to it. A final resolution of this dispute has not occurred.


                                                                   (continued)

                         LSP ENERGY LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Under the terms of the VEPCO PPA, VEPCO provided natural gas for the startup and commissioning of each of its Units. The Partnership was obligated to reimburse VEPCO for the delivered cost of such natural gas. The Partnership purchased approximately $7,375,000 of natural gas from VEPCO for the start-up and commissioning of each of its Units. This amount has been recorded as a component of property, plant and equipment in the accompanying September 30, 2000 balance sheet.

         Under the terms of the VEPCO PPA, VEPCO acted as the Partnership's agent for the purpose of marketing and selling test energy generated during the start-up and commissioning of the VEPCO Units. In return for VEPCO's services, the Partnership was obligated to pay VEPCO a marketing fee equal to $1.00 per MW hour of test energy sold plus a reimbursement for any reasonable costs related to the sale of such test energy. For the period May 23, 2000 through the commercial operations date under the VEPCO PPA, the Partnership recorded approximately $2,978,000, net of related marketing fees, from the sale of test energy under this arrangement with VEPCO. This amount has been recorded as a component of property, plant and equipment in the accompanying September 30, 2000 balance sheet.

         The terms of the VEPCO PPA require VEPCO to make payments to the Partnership including a reservation payment, an energy payment, a start-up payment, system upgrade payments and a guaranteed heat rate payment.

         The reservation payment is a monthly payment based on the tested capacity of each VEPCO Unit adjusted to specific ambient conditions and the applicable reservation charge. The standard capacity reservation charge is $5.00 per megawatt per month, $6.00 per megawatt per month, and $4.50 per megawatt per month for contract years 1-5, 6-13, and 14-25, respectively. The supplemental (or augmented) capacity reservation charge is $3.25 per megawatt per month, $3.50 per megawatt per month, and $3.00 per megawatt per month for contract years 1-5, 6-13, and 14-25, respectively. The reservation payment may be adjusted downward due to low Unit reliability or availability. However, in the event of an extended forced outage, the Partnership may elect to pay for or provide VEPCO with replacement power and, thereby, avoid a reduction in the reservation payment due to reduced availability. There were no reductions in the reservation payments under the VEPCO PPA in August or September due to low availability. The Partnership has invoiced VEPCO approximately $4,598,000 for reservation payments for the period from the commercial operations date through September 30, 2000.

         The energy payment is a monthly payment based on the amount of energy delivered to VEPCO and an energy rate. The energy rate is $1.00 per megawatt-hour escalated by 3% per year. The Partnership has invoiced VEPCO approximately $230,000 for energy payments for the period from the commercial operations date through September 30, 2000.

         The start-up payment is a monthly payment based on the number of starts for a VEPCO Unit in excess of 250 per year and a start-up charge. The start-up charge is equal to $5,000 per Unit per start in excess of 250 per year. As of the end of September there has been a total of 37 and 28 starts for the year for VEPCO's Units 1 and 2, respectively. There were no start-up payments earned during the period from the commercial operations date through September 30, 2000.

         The system upgrade payment is a monthly payment based on VEPCO's receipt of a credit or discount for transmission service from the Tennessee Valley Authority ("TVA") and Entergy Mississippi, Inc. ("Entergy") due to the Partnership's payment for system upgrades on TVA's or Entergy's transmission systems. The system upgrade payment is due only to the extent that VEPCO receives such transmission service credit or discount. As of the end of September, VEPCO has received no credit or discount from TVA or Entergy for use of the TVA and Entergy transmission system upgrades. TVA and Entergy have been collecting the transmission service fees and have been providing the system upgrade payments directly to the Partnership.

         The guaranteed heat rate payment is a monthly payment based on the difference between the actual operating efficiency of the VEPCO Units and the operating efficiency that the Partnership has guaranteed. If the actual operating efficiency of the VEPCO Units is higher than the operating efficiency that the Partnership has guaranteed, VEPCO is required to pay the Partnership the fuel cost savings that resulted from such higher efficiency. If the actual operating efficiency of the VEPCO Units is lower than the operating efficiency that the Partnership has guaranteed, the Partnership is required to pay VEPCO the fuel cost expense that resulted from such lower efficiency. As of September 30, 2000, the Partnership has paid approximately $17,700 in guaranteed heat rate payments to VEPCO.

                                                                   (continued)

                         LSP ENERGY LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Due to the unavailability of testing data at the time of commercial operation of the VEPCO units, VEPCO and the Partnership agreed to fix the standard and supplemental capacities of the VEPCO Units under the power purchase agreement at 243 megawatts and 40 megawatts respectively. The Partnership committed to retest for the standard capacity and supplemental capacity of the VEPCO units by September 30, 2000 and November 30, 2000,respectively. However due to the combustion turbine manufacturer's 80% load limitation, as described below, the retests will not be conducted until after the removal of such advisory. The results of the standard capacity test will be applied retroactively back to September 30, 2000. In the event that the supplemental capacity test is completed after November 30, 2000, the results of the test will be applied retroactively back to November 30, 2000.

         The Aquila PPA specifies an energy delivery milestone deadline of June 1, 2000 for the Aquila Unit. On August 8, 2000, the energy delivery milestone of the Aquila Unit was achieved. The Partnership had the option of electing to incur an adjustment to the reservation payment to be received under the Aquila PPA or to be responsible for incremental replacement power during the period of delay. The Partnership elected to incur an adjustment to the reservation payments to be received under the Aquila PPA. The adjustment to the future reservation payments was determined by contract capacity, the duration of delay and a percentage factor for the month in which the delay occurred. The reduction in reservation payments received for the period from the commercial operations date through September 30, 2000 approximated $1,335,000. The delay which caused the aforementioned reduction in reservation payments will have no impact on reservation payments to be earned under the Aquila PPA after September 30, 2000.

         Under the terms of the Aquila PPA, Aquila provided natural gas for the startup and commissioning of its Unit. The Partnership was obligated to reimburse Aquila for the delivered cost of such natural gas. The Partnership purchased approximately $4,602,000 of natural gas from Aquila for the start-up and commissioning of its Unit. This amount has been recorded as a component of property, plant and equipment in the accompanying September 30, 2000 balance sheet.

         Under the terms of the Aquila PPA, Aquila acted as the Partnership's agent for the purpose of marketing and selling test energy generated during the start-up and commissioning of the Aquila Unit. In return for Aquila's services, the Partnership was obligated to pay Aquila a marketing fee equal to $0.25 per MW hour of test energy sold plus a reimbursement for any reasonable costs related to the sale of such test energy. For the period May 23, 2000 through the commercial operations date under the Aquila PPA, the Partnership recorded approximately $2,940,000, net of related marketing fees, from the sale of test energy under this arrangement with Aquila. This amount has been recorded as a component of property, plant and equipment in the accompanying September 30, 2000 balance sheet.

         The terms of the Aquila PPA require Aquila to make payments to the Partnership including a reservation payment, an energy payment, a start-up payment, system upgrade payments and a guaranteed heat rate payment

         The reservation payment is a monthly payment based on the tested capacity of each Aquila Unit adjusted to specific ambient conditions and the applicable reservation charge. The capacity reservation charge for all capacity up to 267-megawatts is $4.90 per megawatt per month for the first 60 months and $5.00 per megawatt per month thereafter. The capacity reservation charge for all capacity in excess of 267-megawatts is $2.50 per megawatt per month through the term of the Aquila PPA. The reservation payment may be adjusted downward due to low Unit reliability or availability. However, in the event of an extended forced outage the Partnership may elect to pay for or provide Aquila with replacement power and, thereby, avoid a reduction in the reservation payment due to reduced availability. There were no reductions in the reservation payments under the Aquila PPA in August or September due to low availability. The Partnership has invoiced Aquila approximately $997,000 for reservation payments, net of the delay adjustment of approximately $1,335,000, for the period from the commercial operations date through September 30, 2000.

         The energy payment is a monthly payment based on the amount of energy delivered to Aquila and an energy rate. The energy rate is $1.00 per megawatt-hour times the ratio of the current gross domestic product implicit price deflator to the gross domestic product implicit price deflator from January 1, 1997. The Partnership has invoiced Aquila approximately $136,000 for energy payments for the period from the commercial operations date through September 30, 2000.

         The start-up payment is a monthly payment based on the number of starts for the Aquila Unit in excess of 200 per year and a start charge. The start charge is equal to $5,000 per Unit per start. As of the end of September there has been a total of 41 starts for the year for Aquila's unit. There were no start-up payments earned during the period from the commercial operations date through September 30, 2000.

                                                                    (continued)

                         LSP ENERGY LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The system upgrade payment is a monthly payment based on Aquila's receipt of a credit or discount for transmission service from TVA or Entergy due to the Partnership's payment for system upgrades on TVA's or Entergy's transmission systems. The system upgrade payment is due only to the extent that Aquila receives such transmission service credit or discount. As of the end of September, Aquila has received no credit or discount from TVA or Entergy for use of the TVA and Entergy transmission system upgrades. TVA and Entergy have been collecting the transmission service fees and have been providing the system upgrade payment directly to the Partnership.

         The guaranteed heat rate payment is a monthly payment based on the difference between the actual operating efficiency of the Aquila Unit and the operating efficiency that the Partnership has guaranteed. If the actual operating efficiency of the Aquila Unit is higher than the operating efficiency that the Partnership has guaranteed, Aquila is required to pay the Partnership the fuel cost savings that resulted from such higher efficiency. If the actual operating efficiency of the Aquila Unit is lower than the operating efficiency that the Partnership has guaranteed, the Partnership is required to pay Aquila the fuel cost expense that resulted from such lower efficiency. As of September 30, 2000, the Partnership has paid approximately $55,000 in guaranteed heat rate payments to Aquila.

         Due to the unavailability of testing data at the time of commercial operation of the Aquila Unit, Aquila and the Partnership agreed to fix the standard and supplemental capacities of the Aquila Unit under the power purchase agreement at 243 megawatts and 38 megawatts, respectively. The Partnership committed to retest for the standard and supplemental capacity of the Aquila Unit by November 30, 2000. However, due to the combustion turbine manufacturer's 80% load limitation, as described below, the Partnership may not be able to perform the retests on or before November 30, 2000. In the event these tests are completed after November 30, 2000, the results of such tests will be applied retroactively back to November 30, 2000.

         For the period between February 25, 2000 and May 23, 2000, the Partnership was a party to a power purchase agreement with Tennessee Valley Authority ("TVA") for the sale of test energy generated during startup and commissioning of the Facility ("Test Energy Agreement"). As of September 30, 2000, the Partnership has recorded approximately $2,007,000 from the sale of test energy to TVA. This amount has been recorded as a component of property, plant and equipment in the accompanying September 30, 2000 balance sheet.

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

         BVZ and the suppliers of the combustion turbines, steam turbines and heat recovery steam generators are currently engaged in a dispute regarding payment of delay liquidated damages to BVZ. BVZ claims that such suppliers owe BVZ approximately $4,700,000 in delay liquidated damages. BVZ intends to set off or withhold such amount owed by these suppliers from payments to such suppliers. The equipment supplied to the Facility by each of these equipment suppliers constitute direct purchases by the Partnership. Although the Partnership has contracted directly with these suppliers for such equipment, BVZ is responsible for the obligations and liabilities of such suppliers pursuant to the terms of the Construction Agreement. Final resolution of this dispute has not occurred.

         As of September 30, 2000, engineering, procurement and construction was estimated to be approximately 99% complete and total costs incurred to date under the Construction Agreement were approximately $240,732,000, including retainage. As of September 30, 2000, the Partnership had retained construction contract payments under the Construction Agreement totaling approximately $12,062,000, which amounts are payable upon completion of the facility.





                                                                  (continued)

                         LSP ENERGY LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


The Partnership received a technical advisory from the combustion turbine manufacturer on September 18, 2000, which warned of the potential for hot gas leakage from flanged connections within the turbine enclosure and limits all three combustion turbines to 80% load. In response to this technical advisory, the combustion turbine manufacturer has issued a product modification that will upgrade the flange connections and will install additional equipment monitors. Work on the product modifications is expected to begin before the end of November 2000 with all work complete and the 80% load restriction is expected to be removed by December 31, 2000. Based upon the projected dispatch of the VEPCO and Aquila units, the adjustment factors associated with unavailability during off peak months and the availability margins provided for within the power purchase agreements, the Partnership does not expect that the operational restrictions imposed by this technical advisory will result in a reduction in the reservation payment due to availability adjustments under the VEPCO PPA or Aquila PPA. However, because of the 80% load restriction the units are not able to operate as efficiently as they otherwise would, the Partnership is responsible for this mismatch in efficiency as guaranteed heat rate payments to VEPCO and Aquila. Based upon the projected dispatch of the VEPCO and Aquila units, the Partnership estimates its additional obligation with respect to the guaranteed heat rate payments will be between $15,000 to $20,000 per month for the months of October, November and December.

         The completion of the cooling tower performance test and declaration of substantial completion of the Facility have been delayed pending completion of modifications by the cooling tower manufacturer that will improve cooling tower performance. Final acceptance tests cannot be completed and final completion of the Facility cannot be declared until after implementation of the combustion turbine product modifications and removal of the 80% load restriction imposed by the combustion turbine manufacturer.

         During an inspection of the second VEPCO Unit's combustion turbine on May 9, 2000, damage to the compressor blades was discovered. The combustion turbine manufacturer was notified and additional technical support was dispatched to the Facility to determine the cause and extent of the damage and assist in repairs. During the subsequent investigation and inspection to determine the cause of the damage, impact and/or rubbing damage were identified in each of the 16 stages of the second VEPCO Unit's compressor. All compressor and combustion turbine repairs were completed and the Unit resumed testing on June 12, 2000. The estimated cost of the repairs is approximately $1,550,000. The Partnership expects this cost to be substantially covered through insurance. The Partnership's property insurance has a deductible of $250,000. The Partnership contends that the deductible is the responsibility of the combustion turbine manufacturer.

         The Partnership is entitled to receive system upgrade credits in the amount of incremental revenue received by the TVA and Entergy for transmission services procured for the delivery of energy from the Facility. As of September 30, 2000, the Partnership earned system upgrade credits of approximately $1,605,000 and $1,508,000 from TVA and Entergy, respectively. Approximately $1,549,000 of these credits have been capitalized as a component of property, plant and equipment in the accompanying September 2000 financial statements.

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


                                                                 (continued)

                         LSP ENERGY LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



         The Exchange Bonds are senior secured obligations of the Partnership and Funding, rank equivalent in right of payment to all other senior secured obligations of the Partnership and Funding and rank senior in right of payment to all existing and future subordinated debt of the Partnership and Funding.

         The Letter of Credit and Reimbursement Agreement
(the "LOC Agreement"), entered into by the Partnership with a bank provides for letter of credit commitments aggregating $16,980,000. The LOC Agreement provides for the bank to issue three separate letters of credit ("Letter of Credit A", "Letter of Credit B" and "Letter of Credit C"). The Bank had issued Letter of Credit A and Letter of Credit B each in the amount of $5,660,000 as security for the Partnership's incremental replacement power obligation under the VEPCO PPA until the commercial operations date. On July 21, 2000, VEPCO issued a draw of approximately $4,650,000 on each of Letter of Credit A and Letter of Credit B (see Note 3).

         The draws on Letter of Credit A and Letter of Credit B each converted into 5-year loans ("LOC Loans"). Principal amounts under each LOC Loan are repayable in 20 equal quarterly installments of approximately $232,487 on each March 31, June 30, September 30, and December 31 commencing on the first such date subsequent to the commercial operations date of the VEPCO Units. On September 30, 2000, the Partnership made principal payments under the LOC Loans aggregating approximately $464,974. As of September 30, 2000, interest on each outstanding LOC Loan was 8.26%. Letter of Credit C was issued in the amount of $5,660,000 on the commercial operations date of the VEPCO Units as security for the Partnership's obligations under the VEPCO PPA.

5.       RELATED PARTY TRANSACTIONS

         LS Power Management, LLC ("LSP Management"), a wholly owned subsidiary of LS Power, LLC provides certain management services to the Partnership pursuant to a management services agreement. Under this management services agreement, LSP Management manages the business affairs of the Partnership during construction and operation of the Facility. LSP Management is reimbursed for its reasonable and necessary expenses incurred in performing its services, including salaries of its personnel, other than executive officers, to the extent related to services provided under the management services agreement. LSP Management also receives a monthly management fee of approximately $33,300 during the construction and operation of the Facility. This management fee will be adjusted annually based on published indices. Management fee payments began during the third quarter of 1999. For the three and nine months ended September 30, 2000, LSP Management billed the Partnership approximately $290,000 and $838,000, respectively, under the management services agreement. For the three and nine months ended September 30, 1999 LSP Management billed the Partnership approximately $237,000 and $809,000, respectively, under the management services agreement.

         The Facility is operated and maintained under a long-term operations and maintenance agreement with Cogentrix Batesville Operations, LLC (the "Operator"). The initial term of the operations and maintenance agreement is twenty-seven years. The Partnership has the option of extending the term of the agreement for successive two-year terms with one hundred and eighty days notice. Under the terms of the agreement the Partnership paid the Operator a fixed fee of $390,000, in ten monthly installments, for services provided during construction of the Facility. During operation of the Facility the Partnership will pay the Operator a fixed monthly fee of approximately $42,000. The Partnership is also required to reimburse the Operator for all labor costs, including payroll and taxes, subcontractor costs and other costs deemed reimbursable by the Partnership. The management fee will be adjusted annually based on published indices. For the three and nine months ended September 30, 2000, Cogentrix billed the Partnership approximately $680,000 and $2,080,000, respectively, under the operations and maintenance agreement. For the three and nine months ended September 30, 1999 Cogentrix billed the Partnership approximately $386,000, under the operations and maintenance agreement.






                                                                   (continued)

                         LSP ENERGY LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



6.       DEPENDENCE ON THIRD PARTIES

         The Partnership is highly dependent on BVZ for the construction of the Facility and the Operator for the operation and maintenance of the Facility. During the terms of the VEPCO PPA and Aquila PPA, the Partnership will be highly dependent on two utilities for the purchase of electric generating capacity and dispatchable energy from their respective Units at the Facility. Any material breach by any one of these parties of their respective obligations to the Partnership could affect the ability of the Partnership to make payments under the various financing agreements. In addition, bankruptcy or insolvency of other parties or default by such parties relative to their contractual or regulatory obligations could adversely affect the ability of the Partnership to make payments under the various financing agreements. If an agreement were to be terminated due to a breach of such agreement, the Partnership's ability to enter into a substitute agreement having substantially equivalent terms and conditions, or with an equally creditworthy third party, is uncertain and there can be no assurance that the Partnership will be able to make payments under the various financing agreements.

                       LSP BATESVILLE FUNDING CORPORATION

                                 BALANCE SHEETS
                                   (UNAUDITED)
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999



                                     ASSETS

                                                                                           2000             1999
                                                                                           ----             ----

Current asset-Cash                                                                       $1,000           $1,000
                                                                                         ======           ======



                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)




Due to LS Power Management, LLC                                                          $1,321           $  ---
Due to LSP Energy Limited Partnership                                                     8,510            5,960
                                                                                         ------          -------

       Total Current Liabilities                                                          9,831            5,960
                                                                                         ------          -------

Commitments and contingencies

Common stock, $.01 par value, 1,000 shares authorized, 100 shares
    Issued and outstanding                                                                    1                1
Additional paid-in-capital                                                                  999              999
Accumulated deficit                                                                      (9,831)         (5,960)
                                                                                         ------          -------
    Total Stockholder's Equity (Deficit)                                                 (8,831)          (4,960)
                                                                                         ------          -------

       Total Liability and Stockholder's Equity (Deficit)                                $1,000           $1,000
                                                                                         ======           ======


                 See accompanying notes to financial statements.

                       LSP BATESVILLE FUNDING CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,


                                                  2000            1999           2000         1999
                                                  ----            ----           ----         ----

Revenues                                        $  ---          $  ---        $   ---   $      ---

General and administrative expenses                421             ---          3,871          ---
                                                ------          ------        -------   ----------

     Total expenses                                421             ---          3,871          ---
                                                ------          ------        -------   ----------

     Net income (loss)                          $ (421)         $  ---        $(3,871)  $      ---
                                                ======          ======        =======   ==========




                 See accompanying notes to financial statements.

                       LSP BATESVILLE FUNDING CORPORATION

             STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT) THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                    COMMON           ADDITIONAL          ACCUMULATED
                                                    STOCK         PAID-IN-CAPITAL         DEFICIT          TOTAL
                                                    -----         ---------------         -------          -----

Balance at December 31, 1999                       $   1               $999              $(5,960)          $(4,960)
Net loss                                             ---                ---               (3,450)           (3,450)
                                                   -----               ----              -------           -------
Balance at June 30, 2000                           $   1               $999              $(9,410)          $(8,410)

Net loss                                             ---                ---                 (421)             (421)
                                                   -----               ----              -------           -------
Balance at September 30, 2000                      $   1               $999              $(9,831)          $(8,831)
                                                   =====               ====              =======           =======

Balance at December 31, 1998                       $   1               $999              $   ---           $ 1,000
Net loss                                             ---                ---                  ---               ---
                                                   -----               ----              -------           -------
Balance at June 30, 1999                           $   1               $999              $   ---           $ 1,000

Net loss                                             ---                ---                  ---               ---
                                                   -----               ----              -------           -------
Balance at September 30, 1999                      $   1               $999              $   ---           $ 1,000
                                                   =====               ====              =======           =======



                 See accompanying notes to financial statements.

                       LSP BATESVILLE FUNDING CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           THREE MONTHS                     NINE MONTHS
                                                               ENDED                             ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                          2000      1999                  2000       1999
                                                          ----      ----                  ----       ----
Cash Flows from Operating Activities
    Net loss                                              $(421)    $ ---             $(3,871)      $  ---
    Adjustments to reconcile net loss to
     cash provided by operating activities:
     Increase in due to LS Power Management, LLC            421        ---              1,321          ---
     Increase in due to LSP Energy Limited Partnership      ---        ---              2,550          ---
                                                         ------     ------            -------       ------
Cash provided by (used in) operating activities             ---        ---                ---          ---
                                                         ------     ------            -------       ------

Cash Flows from Investing Activities                        ---        ---                ---          ---
                                                         ------     ------            -------       ------
Cash Flows from Financing Activities                        ---        ---                ---          ---
                                                         ------     ------            -------       ------

Increase in cash                                            ---        ---                ---          ---
Cash, beginning of period                                 1,000      1,000              1,000        1,000
                                                         ------     ------            -------       ------
Cash, end of period                                      $1,000     $1,000            $ 1,000       $1,000
                                                         ======     ======            =======       ======






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

         The Partnership is a Delaware limited partnership formed in February 1996 to develop, finance, construct, own and operate a gas-fired electric generating facility with a design capacity of approximately 837 megawatts located in Batesville, Mississippi (the "Facility"). The Facility commenced commercial operations under the Power Purchase Agreement ("Aquila PPA") with Aquila Energy Marketing Corporation ("Aquila") and Utilicorp United, Inc. ("Utilicorp") on August 8, 2000 and under the Power Purchase Agreement ("VEPCO PPA") with Virginia Electric and Power Company ("VEPCO") on August 9, 2000. Prior to the achieving commercial operations under the Aquila PPA and the VEPCO PPA, the Partnership had been in the development stage since its inception and had not generated any operating revenues.

         Due to the insignificance of income tax effects applicable to Funding, the accompanying financial statements do not reflect any income tax effects.

         The financial statements, included herein, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments, including normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows for the periods disclosed. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results anticipated for the year ending December 31, 2000.

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

                         LSP ENERGY LIMITED PARTNERSHIP
                       LSP BATESVILLE FUNDING CORPORATION
                                  EXHIBIT INDEX


EXHIBIT NO.                    DESCRIPTION OF EXHIBIT
-----------    ----------------------------------------------------------------

   **3.1 Amended and Restated Certificate of Incorporation of LSP Batesville Funding Corporation.

   **3.2 Amended and Restated Limited Partnership Agreement of LSP Energy Limited Partnership.

   **3.3       By-Laws of LSP Batesville Funding Corporation.

   **4.1 Indenture, dated as of May 21, 1999, among LSP Batesville Funding Corporation, LSP Energy Limited Partnership and The Bank of New York, as Trustee.

   **4.2 First Supplemental Indenture, dated May 21, 1999 among LSP Batesville Funding Corporation, LSP Energy Limited Partnership and The Bank of New York, as Trustee, relating to $150,000,000 aggregate principal amount of 7.164% Series A Senior Secured Bonds due 2014.

   **4.3 Second Supplemental Indenture, dated May 21, 1999 among LSP Batesville Funding Corporation, LSP Energy Limited Partnership and The Bank of New York, as Trustee, relating to $176,000,000 aggregate principal amount of 8.160% Series B Senior Secured Bonds due 2025.

   **4.4 Form of Third Supplemental Indenture among LSP Batesville Funding Corporation, LSP Energy Limited Partnership and The Bank of New York, as Trustee, relating to $150,000,000 aggregate principal amount of 7.164% Series C Senior Secured Bonds due 2014.

   **4.5 Form of Fourth Supplemental Indenture among LSP Batesville Funding Corporation, LSP Energy Limited Partnership and The Bank of New York, as Trustee, relating to $176,000,000 aggregate principal amount of 8.160% Series D Senior Secured Bonds due 2025.

   **4.6 Specimen Certificate of 7.164% Series A Senior Secured Bonds due 2014.

   **4.7 Specimen Certificate of 8.160% Series B Senior Secured Bonds due 2025.

   **4.8 Form of Specimen Certificate of 7.164% Series C Senior Secured Bonds due 2014.

   **4.9 Form of Specimen Certificate of 8.160% Series D Senior Secured Bonds due 2025.

   **4.10 Registration Rights Agreement, dated as of May 21, 1999, among LSP Batesville Funding Corporation, LSP Energy Limited Partnership, Credit Suisse First Boston Corporation, Scotia Capital Markets (USA) Inc. and TD Securities (USA) Inc.

   **4.11 Second Amended and Restated Common Agreement, dated as of May 21, 1999, among LSP Batesville Funding Corporation, LSP Energy Limited Partnership and The Bank of New York, as Collateral Agent, Administrative Agent and Intercreditor Agent.

   **4.12 Intercreditor Agreement, dated as of May 21, 1999, among LSP Batesville Funding Corporation, LSP Energy Limited
               Partnership, Credit Suisse First Boston, as VEPCO L/C Agent, and The Bank of New York, as Collateral Agent, Trustee, Administrative Agent and Intercreditor Agent.

   **4.13 Second Amended and Restated Equity Contribution Agreement, dated as of May 21, 1999, among LSP Batesville Holding, LLC, LSP Energy Limited Partnership and The Bank of New York, as Collateral Agent.

EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
-----------     ---------------------------------------------------------------

    **4.14 Second Amended and Restated Collateral Agency Agreement, dated as of May 21, 1999, among LSP Batesville Funding Corporation, LSP Energy Limited Partnership, the Senior Secured Parties party thereto from time to time, The Bank of New York, as Administrative Agent, Collateral Agent and Intercreditor Agent and Credit Suisse First Boston, as Additional Collateral Agent.

    **4.15 Pledge and Security Agreement, dated as of May 21, 1999 (Funding Corporation's Stock), between LSP Batesville Holding, LLC and The Bank of New York, as Collateral Agent.

    **4.16 Second Amendment and Restated Pledge and Security Agreement (LSP Energy, Inc.'s Stock), dated as of May 21, 1999, between LSP Batesville Holding, LLC and The Bank of New York, as Collateral Agent.

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

    **4.19 Second Amended and Restated Security Agreement, dated as of May 21, 1999, between LSP Energy Limited Partnership and The Bank of New York, as Collateral Agent.

    **4.20 Security Agreement, dated as of May 21, 1999, between LSP Batesville Funding Corporation and The Bank of New York, as Collateral Agent.

    **4.21 Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of May 21, 1999, by LSP Energy Limited Partnership, as trustor, to James W. O'Mara, as trustee, for the benefit of The Bank of New York, as Collateral Agent.

    **4.22 Second Amended and Restated Securities Account Control Agreement, dated as of May 21, 1999, among LSP Batesville Funding Corporation, LSP Energy Limited Partnership and The Bank of New York, as Collateral Agent and Securities Intermediary.

    **5.1 Opinion of Latham & Watkins regarding the validity of the exchange bonds.

   **10.1 Purchase Agreement, dated May 13, 1999, among LSP Energy Limited Partnership, LSP Batesville Funding Corporation, Credit Suisse First Boston Corporation, Scotia Capital Markets
                (USA) Inc. and TD Securities (USA) Inc.

   **10.2 Power Purchase Agreement and amendments thereto, dated May 18, 1998, July 22, 1998 and August 11, 1998, among LSP Energy Limited Partnership and Virginia Electric and Power Company.

   **10.3 Power Purchase Agreement and amendments thereto, dated May 21, 1998, July 14, 1998, July 16, 1998 and August 27, 1998, among
                LSP Energy Limited Partnership, Aquila Energy Marketing Corporation and Utilicorp United Inc.

   **10.4 Interconnection Agreement, dated July 22, 1998, between LSP Energy Limited Partnership and the Tennessee Valley Authority.

   **10.5 Interconnection and Operating Agreement and amendments thereto, dated May 18, 1998 and August 18, 1998, between LSP Energy Limited Partnership and Entergy Mississippi, Inc.

EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
-----------      --------------------------------------------------------------

   **10.6 Interconnection Agreement, dated July 28, 1998, between LSP Energy Limited Partnership and ANR Pipeline Company.

   **10.7 Facilities Agreement, dated June 23, 1998, between Tennessee Gas Pipeline Company and LSP Energy Limited Partnership.

   **10.8 Turnkey Engineering, Procurement and Construction Agreement and amendments thereto, dated July 22, 1998, October 22, 1998, November 2, 1998, November 5, 1998, December 10, 1998, February 1, 1999 and April 12, 1999, between LSP Energy Limited Partnership and BVZ Power Partners - Batesville.

   **10.9 Engineering Services Agreement, dated July 24, 1998, between LSP Limited Partnership and Black & Veatch, LLP.

   **10.10 Guaranty Agreement, dated July 22, 1998, by Black & Veatch, LLP in favor of LSP Energy Limited Partnership.

   **10.11 Management Services Agreement, dated August 24, 1998, between LSP Energy Limited Partnership and LS Power Management, LLC.

   **10.12 Operation and Maintenance Agreement, dated August 24, 1998, between LSP Energy Limited Partnership and Cogentrix Batesville Operations, LLC.

   **10.13 Water Supply Storage Agreement and amendments thereto, dated June 8, 1998 and March 15, 1999, between LSP Energy Limited Partnership and the United Sates of America.

   **10.14 Letter Agreement/Blanket Purchase Order, dated July 23, 1998, between LSP Energy Limited Partnership and Siemens Westinghouse Power Corporation.

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

   **10.18 Inducement Agreement, dated August 12, 1999, among LSP Energy Limited Partnership, the Industrial Development Authority of the Second Judicial District of Panola County, Mississippi, the Mississippi Department of Economic and Community Development, the Mississippi Major Economic Impact Authority, Panola County, Mississippi and the City of Batesville, Mississippi.

   **10.19 Panola Partnership, dated August 12, 1999, among LSP Energy Limited Partnership and Panola Partnership, Inc.

   **10.20 Infrastructure Use Agreement (Water Use), dated August 12, 1999, among LSP Energy Limited Partnership, the Industrial Development Authority of the Second Judicial District of Panola County, Mississippi, the Mississippi Major Economic Impact Authority, Panola County, Mississippi

EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
-----------      --------------------------------------------------------------

   **10.21 Yalobusha County Agreement, dated February 16, 1999, among LSP Energy Limited Partnership, Yalobusha County, Mississippi and the Coffeeville School District.

   **10.22 Performance Bond and Payment Bond, dated August 13, 1998, of United States Fidelity and Guaranty Company, as surety.

  ***10.23 Power Purchase Agreement between Tennessee Valley Authority and LSP Energy Limited Partnership dated February 25, 2000.

  ***10.24 Facilities Interconnect, Construction, Ownership and Operation Agreement between Trunkline Gas Company and LSP Energy Limited Partnership for M&R Panola County, Mississippi dated January 28, 2000.

  ***10.25 First Amendment to Power Purchase Agreement, dated as of August 4, 2000, between LSP Energy Limited Partnership, Aquila Energy Marketing Corporation and UtiliCorp United Inc.

  ***10.26       Third Amendment to Power Purchase Agreement, dated August
                 9, 2000, between LSP Energy Limited Partnership and Virginia Electric and Power Company.

     10.27 Escrow Agreement among Virginia Electric and Power Company, LSP Energy Limited Partnership and The Chase Manhattan Bank dated as of August 17, 2000.

   **25.1 Statement of Eligibility and Qualification (Form T-1) under the Trust Indenture Act of 1939 of The Bank of New York.

     27.1        Financial Data Schedule (LSP Energy Limited Partnership).

     27.2        Financial Data Schedule (LSP Batesville Funding Corporation).


















-------------------------------------------------------------------------------
** Incorporated herein by reference from the Registration Statement on Form S-4, File No.'s 333-84609 and 333-84609-01 filed with the Securities and Exchange Commission by LSP Energy Limited Partnership and LSP Batesville Funding Corporation on March 6, 2000.

*** Incorporated herein by reference from the Quarterly Reports on Form 10-Q, File No.'s 333-84609 and 333-84609-01 filed with the Securities and Exchange Commission by LSP Energy Limited Partnership and LSP Batesville Funding Corporation on May 15, 2000 and August 14, 2000.