Form 10-K405
period 2000-12-31
LSP ENERGY LTD PARTNERSHIP
filed 2001-04-02
CIK 1092436

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

               Commission file numbers: 333-84609 and 333-84609-01

                         LSP ENERGY LIMITED PARTNERSHIP
                       LSP BATESVILLE FUNDING CORPORATION
           (Exact name of registrants as specified in their charters)

           Delaware                                       22-3422042
           Delaware                                       22-3615403
 (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

         10719 Airline Highway
         Baton Rouge, Louisiana                             70816
(Address of principal executive offices)                  (Zip Code)

                                 (225) 291-3060
              (Registrants' telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                  7.164% Series C Senior Secured Bonds due 2014
                  8.160% Series D Senior Secured Bonds due 2025

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of April 2, 2001, the 1% general partnership interest in LSP Energy Limited Partnership was held by LSP Energy, Inc. and the 99% limited partnership interest in LSP Energy Limited Partnership was held by LSP Batesville Holding, LLC.

      As of April 2, 2001, 100 shares of LSP Batesville Funding Corporation's common stock, par value $.01 per share, were outstanding, and all of such shares were held by LSP Batesville Holding, LLC.

                         LSP ENERGY LIMITED PARTNERSHIP
                       LSP BATESVILLE FUNDING CORPORATION

                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     Part I

                                                                            Page
Item 1  Business ............................................................. 2
Item 2  Properties............................................................13
Item 3  Legal Proceedings.....................................................13
Item 4  Submission of Matters to a Vote of Security Holders...................13

                                     Part II

Item 5  Market for Registrants' Common Equity and Related Stockholder Matters.13
Item 6  Selected Financial Data...............................................14
Item 7  Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................14
Item 7A Quantitative and Qualitative Disclosure About Market Risk.............24
Item 8  Financial Statements and Supplementary Data...........................24
Item 9  Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure..................................................25

                                    Part III

Item 10 Directors and Executive Officers of the Registrants...................25
Item 11 Executive Compensation................................................27
Item 12 Security Ownership of Certain Beneficial Owners and Management........27
Item 13 Certain Relationships and Related Transactions........................28

                                     Part IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K......29

                                Explanatory Note

      This Annual Report on Form 10-K contains restated financial statements for the 1999 and 1998 fiscal years and for each of the seven fiscal quarters ended September 30, 2000. The restated financial statements resulted from a change in the accounting for the capitalization of interest expense as a component of construction in progress for these periods. The effect of the adjustments is to increase the net loss by $84,594, from $443,725 to $528,319, in fiscal 1998, by $1,120,329, from $1,504,694 to $2,625,023, in fiscal 1999, and by $183,191, from
$5,552,329 to $5,735,520, for the nine months ended September 30, 2000. The adjustments also increase accumulated deficit by $84,594, from $443,725 to $528,319, in fiscal 1998, by $1,204,923, from $1,948,419 to $3,153,342, in fiscal 1999, and by $1,388,114, from $7,500,748 to $8,888,862, as of September
30, 2000. For additional information on these adjustments, see notes 11 and 12 to LSP Energy Limited Partnership financial statements.

                                     PART I

Item 1. Business.

Overview

      LSP Energy Limited Partnership (the "Partnership") was formed in February 1996 solely to develop, construct, own, operate and finance a natural gas-fired combined-cycle electric generating facility with a design capacity of approximately 837 megawatts located in Batesville, Mississippi (the "Power Facility"). LSP Energy, Inc. is the 1% general partner of the Partnership and LSP Batesville Holding, LLC is the 99% limited partner of the Partnership. All of the capital stock of LSP Energy, Inc. is owned by LSP Batesville Holding, LLC.

      LSP Batesville Funding Corporation ("Funding") was incorporated in August 1998 to facilitate the financing of the development and construction of the Power Facility and related infrastructure. Funding has nominal assets and does not conduct any operations. Funding is a direct, wholly-owned subsidiary of LSP Batesville Holding, LLC.

      As of December 31, 2000, 48.63% of LSP Batesville Holding, LLC was owned by Granite II Holding, LLC and the remaining 51.37% was owned
Cogentrix/Batesville, LLC.

      Granite II Holding, LLC is wholly owned by Granite Power Partners II, L.P. As of December 31, 2000, LS Power, LLC owned a 21% general partnership interest and a 54% limited partnership interest in Granite Power Partners II, L.P., and each of J.P. Morgan Partners (23A SBIC), LLC (the successor to Chase Manhattan Capital, L.P.) and Cogen Grantor Trust UA owned a 12.5% limited partnership interest in Granite Power Partners II, L.P. On November 3, 2000, LS Power, LLC, J.P. Morgan Partners (23A SBIC), LLC and Cogen Grantor Trust UA entered into a purchase agreement with NRG Energy, Inc. and NRG Granite Acquisition LLC for the purchase by NRG Energy, Inc. and NRG Granite Acquisition LLC of all of the general and limited partnership interests in Granite Power Partners II, L.P. Also pursuant to the purchase agreement, LS Power, LLC agreed to sell all of the membership interests in LS Power Management, LLC, a Delaware limited liability company and the manager of LSP Batesville Holding, LLC, to NRG Energy, Inc. The sales under the purchase agreement closed on January 29, 2001.

      On February 6, 2001, Cogentrix/Batesville, LLC and NRG Energy, Inc. entered into a securities purchase agreement, pursuant to which NRG Energy, Inc. agreed to purchase Cogentrix/Batesville, LLC's 51.37% membership interest in LSP Batesville Holding, LLC. The purchase closed on March 30, 2001.

      NRG Energy, Inc. is required to file periodic reports and other documents with the Securities and Exchange Commission. Electronic copies of these filings are available through the Commission's web site at www.sec.gov.

      The following diagram shows the ownership structure of the Partnership and Funding as of April 2, 2001.

                                ----------------
                                NRG Energy, Inc.
                                ----------------
                                  |     |
                                  |     |_____________________ 100%
                                  |                           |
                                  |                    ---------------
                              79% |                     NRG Granite
                                  |                    Acquisition LLC
                                  |                    ---------------
                                  |      _____________________|
                                  |      |                     21%
                              -----------------
                               Granite Power
                              Partners II, L.P.
                              -----------------
                                      |
                                      | 100%
                                      |
                              -----------------
                                  Granite II
                                 Holding, LLC
                              -----------------
                                      |
                                      | 100%
                                      |
                              -----------------
                                LSP Batesville
                                 Holding, LLC
                              -----------------
                  100% ___________|   |    |__________ 100%
                       |              |               |
                ----------------      |      -------------------
                LSP Energy, Inc.      |        LSP Batesville
                ----------------      |      Funding Corporation
                       |              |      -------------------
                       |              |
                    1% ___________    | 99%
                                 |    |
                              -------------------
                                   LSP Energy
                              Limited Partnership
                              -------------------

Business of the Partnership

   The Power Facility and Related Infrastructure

      The Power Facility is an approximately 837 megawatt natural gas-fired, combined-cycle electric generating facility located in Batesville, Mississippi. The Power Facility has three generating units, each consisting of a gas-fired Westinghouse 501F combustion turbine, a heat recovery steam generator, a steam turbine and auxiliary equipment. The infrastructure to support the Power Facility includes (1) an electrical substation and transmission line system, (2) a gas lateral pipeline, (3) water intake facilities and water supply and wastewater discharge pipelines and (4) a water pretreatment system.

      The Partnership sells power from two of the Power Facility's combined-cycle units (approximately 558 megawatts) to Virginia Electric and Power Company ("VEPCO"), and sells power from the other unit (approximately 279 megawatts) to Aquila Power Corporation ("Aquila") and its parent UtiliCorp United, Inc. ("UtiliCorp"), under long-term power purchase agreements. VEPCO and Aquila supply the natural gas needed for the Power Facility to produce the power purchased by them. The Power Facility commenced commercial operations under its power purchase agreement with VEPCO on August 9, 2000 and commenced commercial operations under its power purchase agreement with Aquila and UtiliCorp on August 8, 2000. The Power Facility produced 523,703 megawatt-hours of energy from the commencement of commercial operations through December 31, 2000.

      The Power Facility is interconnected with the electrical transmission systems of The Tennessee Valley Authority ("TVA") and Entergy Mississippi, Inc. ("Entergy"). The Power Facility is interconnected with the interstate natural gas pipeline systems of ANR Pipeline Company ("ANR") and Tennessee Gas Pipeline Company ("Tennessee Gas"). The water supply for the Power Facility comes from Enid Lake, a United States government-owned lake located approximately 15 miles from the site of the Power Facility. The day to day operation and maintenance of the Power Facility is performed by NRG South Central Operations Inc. (the assignee of Cogentrix Batesville Operations, LLC).

      The Partnership does not currently have any employees. Day-to-day administrative and management services for the Partnership are provided by LS Power Management, LLC, which is now owned by NRG Energy, Inc.

   Principal Contracts

      Facility EPC Contract

      On July 22, 1998, the Partnership entered into a $241,000,000 (including change orders) fixed-price turnkey engineering, procurement and construction contract (the "Facility EPC Contract") with BVZ Power Partners-Batesville ("BVZ"), a joint venture formed by H.B. Zachary Company and a subsidiary of Black & Veatch, LLP. Under the Facility EPC Contract, BVZ was obligated to design, engineer, procure equipment for, construct, test and start up the Power Facility. BVZ's obligations are guaranteed by Black & Veatch, LLP and supported by a payment and performance bond. As of December 31, 2000, all work under the Facility EPC Contract was complete and total costs incurred under the Facility EPC Contract were approximately $241,000,000, including retainage. On December 27, 2000 the Partnership released all retainage, except for $250,000, to BVZ. The remaining retainage will be retained by the Partnership pending completion of certain warranty work to be performed by BVZ.

      The Facility EPC Contract required BVZ to pay delay liquidated damages of $43,333 per day per unit for failure to complete the construction and start-up of the Power Facility's three units on August 2, 2000, July 31, 2000 and July 31, 2000, respectively. Based on the actual completion dates of the units, BVZ paid the Partnership approximately $693,000 of delay liquidated damages. However, these delay liquidated damages did not fully compensate the Partnership for the costs associated with the completion delays.

      BVZ has informed the Partnership that BVZ is engaged in a dispute with several subcontractors providing equipment to the Power Facility regarding the payment of liquidated damages to BVZ in the amount of approximately $5,600,000. Although the Partnership is a party to the subcontracts, the Partnership agreed in the Facility EPC Contract to turn over to BVZ any such subcontractor liquidated damages and BVZ agreed to hold the Partnership harmless from the claims of such subcontractors.

      Other Construction Contracts

      The Partnership entered into three contracts aggregating approximately $9,164,000 (including change orders) for the design and construction of the electrical substation and transmission line system for the Power Facility, including (1) a contract with Lauren Constructors, Inc. for the design, engineering, procurement, construction and testing of the electrical substation and transmission lines, (2) a contract with North American Transformer, Inc. for the supply of four single phase transformers incorporated into the electrical substation and (3) a contract with Siemens Power Transmission and Distribution, LLC for the supply of thirteen circuit breakers incorporated into the electrical substation. As of December 31, 2000, all of the work under these contracts was completed and all amounts due under the contracts were paid in full.

      The Partnership entered into three contracts aggregating approximately $18,686,000 (including change orders) for the construction of the gas lateral pipeline, water intake facilities and water supply and wastewater discharge pipelines for the Power Facility, including (1) a contract with Big Warrior Corporation for the construction of the gas lateral pipeline and related facilities, (2) a contract with Robinson Mechanical Contractors, Inc. for the construction of the water intake facilities that draw water from Enid Lake and pump it to the Power Facility and (3) a contract with Garney Companies, Inc. for construction of the water supply and water discharge pipelines. As of December 31, 2000, all of the work under these contracts was substantially completed. As more fully described below, the Partnership transferred these contracts to Panola County, Mississippi and has the right to use the gas lateral pipeline, water intake facilities and water supply and wastewater discharge pipelines pursuant to leases with the Industrial Development Authority of Panola County.

      The Partnership entered into contracts aggregating approximately $2,307,000 (including change orders) for the construction of a water pretreatment system for the Power Facility, including (1) a contract with Kruger, Inc. for the supply of water pretreatment system equipment and (2) a contract with Lauren Constructors, Inc. for the engineering, procurement and construction of the water pretreatment system. As of December 31, 2000, all of the work under these contracts was completed and all amounts due under the contracts were paid in full.

      VEPCO Power Purchase Agreement

      On May 18, 1998, the Partnership entered into a power purchase agreement with VEPCO (as amended, the "VEPCO PPA"), pursuant to which the Partnership is obligated to sell, and VEPCO is obligated to purchase, approximately 558 megawatts, subject to adjustment based upon actual capacity tests, of electrical capacity and dispatchable energy generated from two of the Power Facility's three combined-cycle units. VEPCO is required to supply the natural gas needed for the Power Facility to produce such dispatchable energy. The initial term of the VEPCO PPA is 13 years, beginning on June 1, 2000. VEPCO has the option of extending the initial term of the VEPCO PPA for an additional 12 years by providing the Partnership with written notice of its election to extend at least two years prior to the expiration of the initial term. The extended term may be terminated at any time by VEPCO with 18 months prior notice to the Partnership. The Power Facility commenced commercial operations under the VEPCO PPA on August 9, 2000.

      Under the VEPCO PPA, VEPCO is required to make the following payments to the Partnership: a reservation payment, an energy payment, an additional energy payment, a start-up payment, a system upgrade payment and a guaranteed heat rate payment.

      The reservation payment is a monthly payment based on the tested standard capacity and supplemental capacity of each VEPCO unit, adjusted to specific ambient conditions, and the applicable reservation charge. The current tested standard capacity of the first VEPCO unit is 243 megawatts and the tested supplemental capacity of such unit is 38 megawatts. The current tested standard capacity of the second VEPCO unit is 242 megawatts and the tested supplemental capacity of such unit is 39 megawatts. The reservation charge for standard capacity is $5.00 per megawatt for contract years 1-5, $6.00 per megawatt for contract years 6-13 and $4.50 per megawatt for contact years 14-25. The reservation charge for supplemental capacity is $3.25 per megawatt for contract years 1-5, $3.50 per megawatt for contract years 6-13 and $3.00 per megawatt for contact years 14-25. The reservation payment may be adjusted downward due to low reliability or availability, unless the Partnership makes up the deficiency with replacement power. As described below, pursuant to the Fourth Amendment to the VEPCO PPA the reservation payment for each month of the initial term of the VEPCO PPA will be reduced by approximately $23,500 for each of the two VEPCO units, for a total monthly reduction of approximately $47,000.

      The energy payment is a monthly payment based on the amount of electricity delivered to VEPCO and an energy rate. The energy rate is $1.00 per megawatt-hour plus an additional energy payment ranging from $.30 to $1.00 per megawatt-hour. The additional energy payment is calculated based on the ratio of operating hours to starts. The lower the average operating hours per start the higher the additional energy payment. Both the energy payment and the additional energy payment are escalated by 3% per year.

      The start-up payment is a monthly payment based on the number of starts for each VEPCO unit in excess of 250 starts per year and a start-up charge. The start-up charge is equal to $5,000 per unit per start in excess of 250 starts per year.

      The system upgrade payment is a monthly payment based on VEPCO's receipt of a credit or discount for transmission service from TVA and Entergy due to the Partnership's payment for system upgrades on TVA's or Entergy's transmission systems. The system upgrade payment is owed by VEPCO only to the extent that VEPCO receives such transmission service credit or discount. As of December 31, 2000, VEPCO had not received a credit or discount from TVA or Entergy for use of the TVA and Entergy transmission system upgrades. However, TVA and Entergy have been collecting the transmission service fees and have been providing the system upgrade payments directly to the Partnership as described below.

      The guaranteed heat rate payment is a monthly payment based on the difference between the actual operating efficiency of the VEPCO units and the operating efficiency that the Partnership has guaranteed under the VEPCO PPA. If the actual operating efficiency of the VEPCO units is higher than the operating efficiency that the Partnership has guaranteed, VEPCO is required to pay the Partnership the fuel cost savings that resulted from such higher efficiency. If the actual operating efficiency of the VEPCO units is lower than the operating efficiency that the Partnership has guaranteed, the Partnership is required to pay VEPCO the fuel cost expense that resulted from such lower efficiency.

      Under the terms of the VEPCO PPA, VEPCO provided natural gas for the testing and commissioning of each of its units. The Partnership was obligated to reimburse VEPCO for the delivered cost of such natural gas. The Partnership purchased approximately $7,375,000 of natural gas from VEPCO for the testing and commissioning of each of the VEPCO units. In addition, VEPCO acted as the Partnership's agent for the purpose of marketing and selling test energy generated during the testing and commissioning of the VEPCO units. In return for VEPCO's services, the Partnership was obligated to pay VEPCO a marketing fee equal to $1.00 per megawatt-hour of test energy sold plus a reimbursement for any reasonable costs related to the sale of such test energy. For the period from May 23, 2000 through the day prior to the commercial operations date under the VEPCO PPA, the Partnership recorded approximately $3,228,000, net of related marketing fees, from the sale of test energy during construction under this arrangement with VEPCO as a reduction in the costs of the Power Facility.

      The VEPCO PPA specified an energy delivery milestone deadline of June 1, 2000 for each VEPCO unit. On August 9, 2000, the energy delivery milestone for each VEPCO unit was achieved. As a result of the delay in achieving the energy delivery milestone, the Partnership was potentially responsible for the cost of incremental replacement power during the period of delay, subject to a maximum of $20 per kilowatt ($5,660,000) of committed capacity from each VEPCO unit. The Partnership had issued two letters of credit, each in the amount of $5,660,000, as security for this obligation. VEPCO claimed that the Partnership was responsible for an aggregate amount of approximately $9,300,000 of incremental replacement power costs for the period from June 1, 2000 through July 19, 2000 and had drawn approximately $4,650,000 on each of the two letters of credit. The draws on the letters of credit converted into five-year loans. The Partnership disputed the validity of the draws on the two letters of credit, the amount of the incremental replacement power costs and the methodology used by VEPCO to calculate the incremental replacement power costs, including the failure by VEPCO to acknowledge force majeure events as a result of transportation delays in the delivery of one of the VEPCO unit's steam turbine generator to the Power Facility site. The Partnership claimed a 21-day delay in the energy delivery milestone date for the first VEPCO unit and a 9-day delay in the energy delivery milestone date for the second VEPCO unit. In connection with this dispute, and as a result of the draw on the letters of credit, the Partnership issued a notice of default to VEPCO in accordance with the VEPCO PPA. In response to this notice of default, on August 17, 2000 VEPCO repaid the Partnership accrued interest on the letter of credit loans through August 31, 2000 and placed an amount equal to the draws on the two letters of credit into an escrow account pursuant to an escrow agreement dated August 17, 2000 among VEPCO, the Partnership and The Chase Manhattan Bank, as escrow agent (the "Escrow Agreement"), pending final resolution of this dispute.

      On December 13, 2000, the Partnership and VEPCO entered into a settlement agreement (the "Settlement Agreement") relating to certain matters occurring or failing to occur prior to the date of the Settlement Agreement, including failure to achieve the energy delivery milestone and the force majeure claim as described above. Effective with the Settlement Agreement, the Escrow Agreement was terminated and VEPCO repaid the Partnership's outstanding letter of credit loans of $9,300,000 in full. On December 13, 2000, the Partnership and VEPCO entered into the Fourth Amendment to the VEPCO PPA (the "Fourth Amendment"). The following is a brief description of the significant provisions contained within the Fourth Amendment:

      o Additional energy payment - As described above, an additional energy payment ranging from $.30 per megawatt-hour to $1 per megawatt-hour based upon the average number of operating hours per start for the month will be earned by the Partnership. The lower the average operating hours per start the higher the additional energy payment.

      o Reservation payment adjustment - The reservation payment for each month of the initial term of the VEPCO PPA will be reduced by approximately $23,500 for each of the two VEPCO units, for a total monthly reduction of approximately $47,000.

      o The Fourth Amendment establishes the Batesville control center as an authorized control center and clarified some of the provisions of the VEPCO PPA as they relate to forced outage hours and imbalance charges. Deviation bands were established to limit the Partnership's responsibility for forced outage hours when the Batesville control center is the designated control center. In exchange for this arrangement, VEPCO was provided the ability to elect that the Partnership share responsibility for imbalance charges assessed by TVA or Entergy in lieu of accumulating forced outage hours for mismatches in generation in the event VEPCO elects to disestablish the Batesville control area.

      o The Partnership agreed to include CMS Trunkline as a valid interstate pipeline under the VEPCO PPA so that VEPCO could deliver fuel to the Power Facility from the CMS Trunkline pipeline.

      Aquila PPA

      On May 21, 1998, the Partnership entered into a power purchase agreement with Aquila and UtiliCorp (as amended, the "Aquila PPA"), pursuant to which the Partnership is obligated to sell, and Aquila is obligated to purchase, approximately 279 megawatts, subject to adjustment based upon actual capacity tests, of electrical capacity and dispatchable energy generated from one of the Power Facility's three combined-cycle units. Aquila is required to supply the natural gas needed for the Power Facility to produce such dispatchable energy. UtiliCorp has appointed Aquila as its agent under the Aquila PPA. The initial term of the Aquila PPA is 15 years and seven months, beginning on June 1, 2000. Aquila has the option of extending the initial term of the Aquila PPA for an additional five years by providing the Partnership with written notice of its election to extend by the later of July 2013 or 29 months prior to the expiration of the initial term. The Power Facility commenced commercial operations under the Aquila PPA on August 8, 2000.

      Under the Aquila PPA, Aquila is required to make the following payments to the Partnership: a reservation payment, an energy payment, a start-up payment, a system upgrade payment and a guaranteed heat rate payment.

      The reservation payment is a monthly payment based on the tested contract capacity and surplus supplemental capacity of the Aquila unit, adjusted to specific ambient conditions, and the applicable reservation charge. The tested contract capacity of the Aquila unit is 281 megawatts. The surplus supplemental capacity is the contract capacity in excess of 267 MW. The reservation charge for contract capacity, up to 267 MW, is $4.90 per megawatt for the first 60 months of the contract and $5.00 per megawatt thereafter. The reservation charge for surplus supplemental capacity is $2.50 per megawatt for the entire term of the contract. The reservation payment may be adjusted downward due to low reliability or availability, unless the Partnership makes up the deficiency with replacement power.

      The Aquila PPA specified an energy delivery milestone deadline of June 1, 2000 for the Aquila unit. On August 8, 2000 the energy delivery milestone for the Aquila unit was achieved. Due to this delay in achieving the energy delivery milestone, the Partnership incurred a total adjustment to the reservation payment of approximately $1,335,000 for the period from the commercial operations date through December 31, 2000.

      The energy payment is a monthly payment based on the amount of electricity delivered to Aquila and an energy rate. The energy rate is $1.00 per megawatt-hour escalated by the rate of change in the gross domestic product implicit price deflator.

      The start-up payment is a monthly payment based on the number of starts for the Aquila unit in excess of 200 starts per year and a start-up charge. The start-up charge is equal to $5,000 per start in excess of 200 starts per year.

      The system upgrade payment is a monthly payment based on Aquila's receipt of a credit or discount for transmission service from TVA and Entergy due to the Partnership's payment for system upgrades on TVA's or Entergy's transmission systems. The system upgrade payment is due only to the extent that Aquila receives such transmission service credit or discount. As of December 31, 2000, Aquila had received no credit or discount from TVA or Entergy for use of the TVA and Entergy transmission system upgrades. However, TVA and Entergy have been collecting the transmission service fees and have been providing the system upgrade payments directly to the Partnership as described below.

      The guaranteed heat rate payment is a monthly payment based on the difference between the actual operating efficiency of the Aquila unit and the operating efficiency that the Partnership has guaranteed under the Aquila PPA. If the actual operating efficiency of the Aquila unit is higher than the operating efficiency that the Partnership has guaranteed, Aquila is required to pay the Partnership the fuel cost savings that resulted from such higher efficiency. If the actual operating efficiency of the Aquila unit is lower than the operating efficiency that the Partnership has guaranteed, the Partnership is required to pay Aquila the fuel cost expense that resulted from such lower efficiency.

      Under the terms of the Aquila PPA, Aquila provided natural gas for the testing and commissioning of its unit. The Partnership was obligated to reimburse Aquila for the delivered cost of such natural gas. The Partnership purchased approximately $4,602,000 of natural gas from Aquila for the testing and commissioning of the Aquila unit. In addition, Aquila acted as the Partnership's agent for the purpose of marketing and selling test energy generated during the testing and commissioning of the Aquila unit. In return for Aquila's services, the Partnership was obligated to pay Aquila a marketing fee equal to $0.25 per megawatt-hour of test energy sold plus a reimbursement for any reasonable costs related to the sale of such test energy. For the period from May 23, 2000 through the day prior to the commercial operations date under the Aquila PPA, the Partnership recorded approximately $2,940,000, net of related marketing fees, from the sale of test energy during construction under this arrangement with Aquila as a reduction in the cost of the Power Facility.

      TVA PPA

      For the period from February 25, 2000 to May 23, 2000, the Partnership was party to a power purchase agreement with TVA for the sale of test energy generated during testing and commissioning of the Power Facility. As of December 31, 2000, the Partnership recorded approximately $1,447,000 from the sale of test energy to TVA as a reduction in the cost of the Power Facility.

      Electric Interconnection Agreements

      The Partnership entered into electrical interconnection agreements with TVA and Entergy to provide for the interconnection of the Power Facility with the transmission systems of TVA and Entergy. The interconnection agreements provided for construction of new interconnection facilities and upgrades to TVA's and Entergy's transmission systems.

      The TVA interconnection agreement has a term of thirty-five years. TVA can propose amendments to the agreement for regulatory conformance on a non-discriminatory basis at any time after five years after the Power Facility commences commercial operations. If the Partnership and TVA fail to reach agreement on a proposed amendment within six months, TVA may terminate the interconnection agreement upon giving the Partnership one year's notice.

      The Partnership is required to reimburse TVA for the costs of the interconnection facilities and system upgrades under the TVA interconnection agreement. The TVA interconnection facilities and system upgrades have been substantially completed. The Partnership is entitled to receive system upgrade credits in the amount of the incremental revenue received by TVA for future transmission services procured for the delivery of energy from the Power Facility. The amount of such credits may not exceed the total cost of the system upgrades of approximately $7,731,000 paid for by the Partnership.

      The Entergy interconnection agreement has an initial term of thirty-five years from the date on which the interconnection facilities constructed by Entergy were completed. The initial term extends for subsequent five-year periods after the end of the initial term.

      The Partnership was required to reimburse Entergy for the costs of the interconnection facilities and system upgrades under the Entergy interconnection agreement. The interconnection facilities and system upgrades have been completed. The Partnership is entitled to receive system upgrade credits in the amount of incremental revenue received by Entergy for future transmission services procured for the delivery of energy from the Power Facility. The amount of such credits may not exceed the total cost of the system upgrades of approximately $6,560,000 paid for by the Partnership.

      Gas Interconnection Agreements

      The Partnership entered into gas interconnection agreements with ANR and Tennessee Gas to provide for the interconnection of the lateral gas pipeline for the Power Facility with the interstate natural gas pipeline systems of ANR and Tennessee Gas.

      Under the ANR interconnection agreement, both ANR and the Partnership were responsible for the construction of a portion of the interconnection facilities. Also, each party is responsible for the operation, repair and replacement of its interconnection facilities. The ANR interconnection agreement will remain in effect until the parties mutually agree to terminate the agreement, the Partnership removes or abandons its interconnection facilities, or one party terminates after a material breach by the other party.

      Under the terms of the ANR interconnection agreement, the Partnership was required to reimburse ANR for all reasonable costs, up to $250,000, incurred by ANR with respect to the design, engineering, construction, testing and placing in service of the ANR interconnection facilities. As of December 31, 2000, the ANR interconnection facilities were completed and the Partnership reimbursed ANR approximately $250,000 of such costs. The Partnership will also be required to reimburse ANR for, and hold ANR harmless against, any incremental federal taxes that will be due by ANR if the costs of the ANR interconnection facilities are deemed to be a contribution in aid of construction under the Internal Revenue Code. ANR must use commercially reasonable efforts to minimize such costs.

      Under the Tennessee Gas interconnection agreement, Tennessee Gas was required to design, engineer, install, construct, inspect and test tap facilities needed for the interconnection of the Partnership's gas lateral with Tennessee Gas' pipeline system, and the Partnership was required to design, install, construct and test the connecting facilities needed for the interconnection. Also, each party is responsible for the ownership, operation, repair and replacement of its facilities. The Tennessee Gas interconnection agreement will remain in effect until the final removal and/or abandonment of the tap facilities and connecting facilities, unless terminated by the Partnership or by Tennessee Gas in the following circumstances: the Partnership fails to make timely payments; gas does not flow through the connecting facilities for a period of 12 consecutive months; or the Partnership has caused the connecting facilities to be disconnected or removed. Tennessee Gas cannot cause the final removal and/or abandonment of the tap facilities and connecting facilities without the approval of the Federal Energy Regulatory Commission.

      Under the terms of the Tennessee Gas interconnection agreement, the Partnership was required to reimburse Tennessee Gas for all costs incurred by Tennessee Gas with respect to the design, engineering, installation, construction and testing of the tap facilities and any expenses incurred by Tennessee Gas with respect to the installation of the connecting facilities. As of December 31, 2000, the tap facilities were completed and the Partnership reimbursed Tennessee Gas approximately $297,000 of such costs.

      Operation and Maintenance Agreements

      On August 24, 1998, the Partnership entered into an operation and maintenance agreement with Cogentrix Batesville Operations, LLC, pursuant to which Cogentrix Batesville Operations, LLC agreed to provide day-to-day operation and maintenance services for the Power Facility. As of March 30, 2001, Cogentrix Batesville Operations, LLC assigned the operation and maintenance agreement to NRG South Central Operations Inc. The initial term of the operation and maintenance agreement is 27 years. The Partnership has an option to extend the initial term for successive two-year terms upon 180 days notice to the operator. The Partnership was required to pay the operator a fixed fee of $390,000, payable in ten monthly installments, for services provided during construction of the Power Facility, and is required to pay the operator a fixed monthly fee of approximately $42,000 for services provided during operation of the Power Facility. The fixed fees are adjusted annually based on published indices and are subordinated to the Partnership's debt service obligations. The Partnership is also required to reimburse the operator for all labor costs, including payroll and taxes, subcontractor costs and other costs deemed reimbursable by the Partnership.

      On August 24, 1998, the Partnership entered into a management services agreement with LS Power Management, LLC to provide for the day-to-day administrative and management services for the Partnership. The term of the management services agreement is 27 years. The Partnership is required to pay LS Power Management a fixed monthly fee of approximately $33,000. The fixed fee is adjusted annually based on published indices and is subordinated to the Partnership's debt service obligations. The Partnership is also required to reimburse LS Power Management for its reasonable and necessary expenses incurred in performing administrative and management services.

      Mississippi Contracts

      The Partnership entered into agreements with Mississippi governmental entities relating to the gas lateral pipeline, water intake facilities and water supply and wastewater discharge pipelines for the Power Facility. Under an inducement agreement, (1) the State of Mississippi agreed to issue general obligation bonds to finance the development and construction of the intake facilities and pipelines, (2) Panola County agreed to assume ownership of the intake facilities and pipelines and (3) the Partnership agreed to operate and maintain the Power Facility and the intake facilities and pipelines. The State of Mississippi issued the general obligation bonds, reimbursed the Partnership for costs incurred by the Partnership for the development and construction of the intake facilities and pipelines after April 11, 1999, and paid substantially all remaining costs associated with the development and construction of the intake facilities and pipelines. The Partnership transferred the intake facilities and pipelines and related real property rights to the Industrial Development Authority of Panola County as of November 1, 1999. The construction of the intake facilities and pipelines has been completed.

      Under the inducement agreement, the Partnership is obligated to maintain the Power Facility and keep the Power Facility capable of being operated other than during periods when the Power Facility is not available because of maintenance or repair or for reasons beyond the Partnership's control, and to perform the Partnership's obligations under the other Mississippi agreements. In the event the Partnership fails to do so, the Partnership would be responsible for paying to the State of Mississippi an amount equal to (1) the outstanding principal amount of the general obligation bonds times a fraction the numerator of which is the number of months remaining in the term of the bonds and the denominator of which is the original number of months in the term of the bonds, plus (2) accrued interest on such principal amount, plus (3) the costs associated with the redemption of the bonds.

      The Partnership entered into agreements with Panola County and the Industrial Development Authority that allow the Partnership to use the gas lateral pipeline, water intake facilities and water supply and wastewater discharge pipelines for the Power Facility. The Partnership entered into one agreement with respect to the gas lateral pipeline and one agreement with respect to the water intake facilities and water supply and wastewater discharge pipelines. Each of these agreements is in the form of a lease with an initial term of 30 years. In consideration for its use of the gas lateral pipeline, water intake facilities and water supply and wastewater discharge pipelines, the Partnership pays Panola Partnership, Inc. (a Panola County governmental entity) a yearly payment equal to $300,000, which escalates annually so long as the inducement agreement and use agreements described above remain in effect and are not terminated, other than as a result of a default by the Partnership.

      In consideration for its use of the intake facilities and pipelines, the Partnership must operate and maintain, or arrange for the operation and maintenance of, the intake facilities and pipelines and pay for all operation and maintenance expenses. The operation and maintenance of the gas lateral pipeline is currently performed by Reliant Energy Pipeline Services, Inc. and the operation of the water intake facilities and water supply and wastewater discharge pipelines is performed by NRG South Central Operations Inc. The Partnership pays Reliant Energy Pipeline Services a monthly fee of approximately $5,625 to maintain the gas lateral pipeline. Maintenance of the water intake facilities and water supply and wastewater discharge pipelines is outsourced to a third party. The Partnership also pays Aquila Energy Marketing Corporation a monthly fee of approximately $10,000 to manage the natural gas that flows through the gas lateral pipeline.

      The Partnership currently expects that the City of Batesville, Mississippi will be an additional user of the capacity of the gas lateral pipeline which is in excess of the capacity required to operate the Power Facility. The Partnership currently expects that there may be additional users in the future of the water intake facilities and water supply and wastewater discharge pipelines. In the case of any such additional user of the water intake facilities and pipelines, the Partnership has approval rights over the terms and conditions (including cost sharing, indemnification and any restrictions resulting from regulatory limitations) pursuant to which such additional users will be provided rights to use the water intake facilities and pipelines.

      In consideration for the approval to locate a portion of the water intake facilities and water supply and wastewater discharge pipelines in Yalobusha County, Mississippi and the Coffeeville School District, the Partnership entered into an agreement with Yalobusha County, Mississippi and the Coffeeville School District to pay them an aggregate amount equal to $1,500,000. This payment is due on or before the first day of February following the first full calendar year after the year in which the Power Facility was certified as being substantially complete, which occurred on December 5, 2000. This payment will constitute a credit against future amounts, if any, of any ad valorem real and/or personal property taxes assessable against and leviable on or with respect to the assessable interest of the Partnership in the water intake facilities and pipelines. The Partnership estimates that this payment will be made in January 2002.

      Other Principal Contracts

      The Partnership entered into a water supply storage agreement with the United States of America, which provides for storage of the Power Facility's industrial water supply in Enid Lake. Enid Lake is operated by the United States Army Corps of Engineers and is located approximately 15 miles from the site of the Power Facility. The Partnership must pay to the United States government an amount equal to the cost allocated to the water storage rights acquired by the Partnership. The Partnership's cost is estimated to be $1,100,000, subject to adjustments for the year in which the initial payment is made. This cost is payable over a period equal to the shorter of (1) the life of the government's Enid Lake flood control project and (2) 30 years after the due date of the first annual payment. The first payment totaling $102,400 was made in July 2000. The unpaid balance of the Partnership's storage cost will accrue interest at a statutory rate which was 6.75% in 1998. At this interest rate the Partnership's combined yearly principal and interest payments would total approximately $81,800, with the first payment to be applied solely against the principal. Subsequent to the first payment in 2000, the interest rate will be adjusted at five year intervals. In addition to the annual water storage cost described above, the Partnership must pay, annually, 0.682% of (1) the costs of any repair, rehabilitation or replacement of Enid Lake features as a result of any joint use with another entity utilizing Enid Lake and (2) the annual joint use operation and maintenance expenses.

      The Partnership entered into an ad valorem tax contract with various Mississippi government entities, pursuant to which these government entities granted to the Partnership several tax reductions and incentives to construct the Power Facility in Batesville, Mississippi. The government entities have agreed that the Partnership is eligible for a fee-in-lieu-of-taxes of not less than one-third of the Partnership's state and local taxes. To the extent lawfully available, the government entities will apply this arrangement to any expansions, improvements or equipment replacements at the Power Facility, provided that the Partnership complies with its material obligations under the ad valorem tax contract. The fee-in-lieu-of-taxes is for a 10-year period beginning on the first January 1 following the date on which the Power Facility was certified as being substantially complete, which was December 5, 2000. The fee-in-lieu-of-taxes amount which the Partnership must pay equals one-third of the taxes assessed against the Partnership, the Power Facility, inventories and any assessable interest of the Partnership in the industrial water supply system, the wastewater disposal system, the fire protection system and the gas lateral pipeline, provided that the fee-in-lieu-of-taxes amount will never be less than $1,900,000 per year. The Partnership must maintain the Power Facility and keep it capable of being operated other than during periods when the Power Facility is not available because of maintenance or repair or for reasons beyond the Partnership's control. If the Partnership fails to do so, the ad valorem tax contract will terminate on the first January 1 following the Partnership's failure.

   Regulation

      Environmental Regulation

      The Partnership and the Power Facility are affected by many federal, state and local laws that are designed to protect human health and the environment. These laws impose numerous requirements on the construction, ownership and operation of the Power Facility and its infrastructure. For example, the Partnership must obtain and comply with permits for air emissions, water withdrawal, wastewater discharges, construction in wetlands and other regulated activities. Each permit contains its own set of requirements. The Partnership also must implement management practices for handling hazardous materials, preventing spills, planning for emergencies, ensuring worker safety and addressing other operational issues. The Partnership believes that it has obtained all environmental permits and approvals necessary for the operation of the Power Facility. In addition, although there can be no guarantees, the Partnership does not believe that compliance with applicable environmental requirements will have a material effect on its capital expenditures, earnings or competitive position.

      Energy Regulation

      The Partnership and the Power Facility are also affected by various federal and state laws pertaining to power generation and sales. The Federal Power Act regulates the sale of electricity at wholesale. The Federal Energy Regulatory Commission ("FERC") is the federal agency which administers the Federal Power Act. FERC regulates, among other things, the rates at which electric power can be sold to wholesale customers. Because the Partnership sells electricity produced by the Power Facility to two wholesale customers, VEPCO and Aquila, the Partnership must comply with the Federal Power Act and the regulations promulgated by FERC under the Federal Power Act. The rates at which the Partnership sells electricity to VEPCO and Aquila under the power purchase agreements have been approved by FERC and the power purchase agreements have been filed with FERC.

      Public utilities have to comply with the Public Utility Holding Company Act of 1935 and corresponding state laws. The Public Utility Holding Company Act requires public utilities to, among other things, (1) register with the Securities and Exchange Commission, (2) obtain Securities and Exchange Commission approval to issue securities and to acquire securities or utility assets or any other interest in any business, including investment in other power facilities, and (3) file annual and other periodic reports with the Securities and Exchange Commission. The state regulations which are applicable to public utilities restrict the rates that utilities can charge to their customers and govern the financial and organizational aspects of, and the issuance of securities by, the utilities.

      Because the Partnership sells electricity from the Power Facility to wholesale customers, it is considered an exempt wholesale generator under the Public Utility Holding Company Act. The Partnership's exempt wholesale generator status keeps it from being a public utility under the Public Utility Holding Company Act and corresponding state laws described above. Accordingly, the Partnership does not have to comply with the requirements and restrictions applicable to public utilities described above. If the Partnership lost its exempt wholesale generator status, however, it would have to comply with these requirements and restrictions. This compliance could have a material adverse effect on the Partnership's capital expenditures, earnings and/or competitive position. However, the Partnership plans to engage only in exempt activity and is not aware of any circumstances which are reasonably likely to occur that would result in a loss of its exempt wholesale generator status.

   Competition

      The Energy Policy Act laid the groundwork for a competitive wholesale market for electricity. Among other things, the Energy Policy Act expanded FERC's authority to order electric utilities to transmit, or "wheel," third-party electricity over their transmission lines. In addition, in 1996 FERC issued Order 888 which requires all electric utilities to file tariffs providing non-discriminatory open access wholesale wheeling service on their transmission systems. This allows qualifying facilities, power marketers and exempt wholesale generators to more effectively compete in the wholesale market.

      While acting as a significant catalyst for wholesale competition, the Energy Policy Act did not preempt state authority to regulate retail electric service. Presently, in Mississippi and in most other states, competition for retail customers is limited by statutes or regulations granting existing electric utilities exclusive retail franchises and service territories. Where it exists, retail competition arises primarily from the ability of business customers to relocate among utility service territories, to substitute other energy sources for electric power or to generate their own electricity. The advisability of retail deregulation has recently been the subject of intense debate in federal and state forums, both legislative and regulatory.

      As described above, the Partnership is an exempt wholesale generator under federal law, and the Power Facility is an eligible facility. As such, the Partnership is permitted to sell capacity and electricity in the wholesale markets, but not in the retail markets. Accordingly, after the termination of the VEPCO and Aquila power purchase agreements, the Partnership may sell the Power Facility's capacity and electrical output in the wholesale markets or to power marketers who can in turn make retail sales. Therefore, the deregulation of the retail energy markets could affect the Partnership indirectly, to the extent that it provides additional opportunities for power marketers to sell power to retail customers. As the customer base for power marketers expands, power marketers are more likely to look to wholesale generators like the Partnership as a source for the electricity that they will sell to retail customers.

      At this time the Partnership cannot predict how changing industry conditions may affect the future operation of the Power Facility. However, because the Partnership has long-term contracts to sell electric generating capacity from the Power Facility to VEPCO and Aquila, management does not expect competitive forces to have a significant effect on the Partnership's business during the terms of these contracts. After the termination of these power purchase agreements, the Partnership may be affected by market competition for the sale of all of the electric generating capacity and electrical output of the Power Facility.

Business of Funding

      Funding conducts no business other than activities associated with the financing of the development and construction of the Power Facility and its related infrastructure. Funding does not currently have any employees.

Forward-Looking Statements

      Certain statements included in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. While the Partnership and Funding believe that the expectations expressed in such forward-looking statements are reasonable, the Partnership and Funding can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements contained in this Form 10-K, factors that could cause the Partnership's and Funding's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

      o government, statutory, regulatory or administrative changes or initiatives affecting the Partnership, Funding or the Power Facility;

      o operating risks, including equipment failure, unusual weather conditions, environmental compliance issues, dispatch levels for the Power Facility, availability of the Power Facility, heat rate and output, transmission credits and the amounts and timing of revenues and expenses;

      o the cost and availability of fuel and transmission service for the Power Facility;

      o the enforceability of the long-term power purchase agreements for the Power Facility;

      o the ongoing creditworthiness of the purchasers of power from the Power Facility;

      o competition from other power plants, including new plants that may be developed in the future;

      o financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

      o cost and other effects of legal and administrative proceedings, settlements, investigations and claims; and

      o other business or investment considerations that may be disclosed from time to time in the Partnership's and Funding's Securities and Exchange Commission filings or in other publicly disseminated written documents.

      The Partnership and Funding undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause the Partnership's and Funding's actual results to differ materially from those contemplated in any forward-looking statements included in this Form 10-K should not be construed as exhaustive.

Item 2. Properties.

      The Partnership holds title to the Power Facility, the electrical substation and transmission lines, the water pretreatment system and related equipment, all of which are located in Batesville, Mississippi. The Partnership has the right to use the gas lateral pipeline, water intake facilities and water supply and wastewater discharge pipelines for the Power Facility pursuant to 30-year lease agreements with the Industrial Development Authority of Panola County, Mississippi. The Partnership owns the approximately 60-acre site of the Power Facility in fee simple. The Partnership granted a security interest in its properties in connection with the financing of the development and construction of the Power Facility and related infrastructure.

      Funding does not have any material properties.

Item 3. Legal Proceedings.

      There are no material pending legal proceedings to which the Partnership or Funding is a party or by which any or the Partnership's or Funding's property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matter was submitted to the vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      There is no established public trading market for the partnership interests in the Partnership or the capital stock of Funding.

      The 1% general partnership interest in the Partnership is owned by LSP Energy, Inc. and the 99% limited partnership interest in the Partnership is owned by LSP Batesville Holding, LLC. All of the capital stock of Funding is owned by LSP Batesville Holding, LLC. All of the capital stock of LSP Energy, Inc. is owned by LSP Batesville Holding, LLC.

      The Partnership made distributions to LSP Batesville Holding, LLC in December 2000 in the amount of $7,247,000, which consisted of unused construction funds for the Power Facility. The Partnership's ability to make distributions to its partners is limited by the terms of its financing agreements, as described in Note 2 in the notes to financial statements of the Partnership contained in Item 8 below.

      There were no equity securities of the Partnership or Funding sold by the Partnership or Funding during the fiscal year ended December 31, 2000 that were not registered under the Securities Act.

Item 6. Selected Financial Data.

      The following selected financial data has been taken from the audited financial statements of the Partnership and Funding. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below and the audited financial statements and related notes (see note 11 of the audited financial statements for specific discussion of the restatement of the financial statements) included in Item 8 below.


Statement of Operations Data:

                                                        For the Year Ended December 31,
                                                        -------------------------------
                                                                                                          For the Period
                                                                                                           from Inception
                                                                  As              As                     (February 7, 1996)
                                                               Restated        Restated                    to December 31,
                                                2000             1999            1998            1997           1996
                                                ----             ----            ----            ----           ----
LSP Energy Limited
  Partnership
  Revenues .............................    $ 20,385,027     $         --     $         --     $5,224,084    $    158,205
  Operations and maintenance expenses ..       3,971,836          918,782               --             --              --
  Replacement energy expense ...........       1,335,000               --               --             --              --
  Depreciation and amortization expenses       5,792,877               --               --             --              --
  Project management expenses ..........         734,882          367,277          142,122             --              --
  General and administrative expenses ..         373,894          218,635          301,603          4,205           3,744
  Interest expense, net ................       9,030,000        1,120,329           84,594             --              --
                                            ------------     ------------     ------------     ----------    ------------
  Net income (loss) ....................    $   (853,462)    $ (2,625,023)    $   (528,319)    $5,219,879    $    154,461
                                            ============     ============     ============     ==========    ============

LSP Batesville Funding
  Corporation
  Revenues .............................    $         --     $         --     $         --            N/A             N/A
  General and administrative expenses ..           4,571            5,960               --            N/A             N/A
                                            ------------     ------------     ------------     ----------    ------------
  Net loss .............................    $     (4,571)    $     (5,960)    $         --            N/A             N/A
                                            ============     ============     ============     ==========    ============

Balance Sheet Data:

                                                                        December 31,
                                                                        ------------

                                                                 As               As
                                                              Restated         Restated
                                               2000             1999             1998         1997       1996
                                               ----             ----             ----         ----       ----
LSP Energy Limited Partnership
  Current assets ......................   $  27,903,472    $  54,657,970    $     140,933    $  --   $          --
  Contract retainage payable ..........         250,000       11,944,208               --       --              --
  Current liabilities .................      21,329,998       37,213,545       13,662,781       --              --
  Investments .........................              --               --               --       --       3,544,461
  Property, plant and equipment, net ..     333,711,166               --               --       --              --
  Property and construction in progress              --      296,857,371       86,150,464       --              --
  Deferred revenue ....................              --               --               --       --       3,500,000
  Total assets ........................     385,952,194      360,061,203       94,017,806       --       3,544,461
  Contract retainage payable ..........              --               --        2,882,344       --              --
  Long-term debt ......................     321,875,000      326,000,000       78,000,000       --              --
  Partners' capital (deficit) .........   $  42,747,196    $  (3,152,342)   $    (527,319)   $  --   $      44,461

LSP Batesville Funding Corporation
  Current assets ......................   $       1,000    $       1,000    $       1,000      N/A             N/A
  Current liabilities .................          10,531            5,960               --      N/A             N/A
  Total assets ........................           1,000            1,000            1,000      N/A             N/A
  Stockholder's equity (deficit) ......   $      (9,531)   $      (4,960)   $       1,000      N/A             N/A

                                               2000             1999             1998         1997       1996
                                               ----             ----             ----         ----       ----
The Partnership's Ratio of Earnings to
  Fixed Charges(1)                              N/A              N/A              N/A          N/A        N/A

(1) Earnings were insufficient to cover fixed charges by $15,019,462, $19,261,023 and $5,063,319 during the years ended December 31, 2000, 1999 and 1998, respectively. Capitalized interest including amortization of debt issuance and financidng fees was $14,563,000, $16,636,000 and $4,535,000 for the years ended December 31, 2000, 1999 and 1998, repsectively. For all periods prior to 1998 the Partnership incurred no fixed charges, therefore, the Partnership's ratio of earnings to fixed charges is not meaningful.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      Since the Partnership's formation in 1996, the Partnership had been developing and constructing the Power Facility. In addition, up until November 1999, the Partnership was developing and constructing the Panola County gas and water infrastructure that the Power Facility uses under contracts with three construction contractors. In November 1999, the Partnership transferred to Panola County those construction contracts, all of the completed portions of the Panola County infrastructure, all of the Panola County infrastructure work in progress, real estate rights related to the Panola County infrastructure and permits related to the Panola County infrastructure. In exchange for that transfer, the State of Mississippi reimbursed the Partnership approximately $14,278,000 for amounts that the Partnership had spent on (1) the development of the Panola County infrastructure, (2) the acquisition of Panola County infrastructure related easements and (3) construction of the Panola County infrastructure. In addition, Panola County was obligated to pay the Panola County infrastructure construction contractors the amounts due to those contractors under their contracts subsequent to such transfer.

      The Partnership entered into agreements with Panola County that allow the Partnership to use the Panola County gas and water infrastructure. Each of these agreements is in the form of a lease with an initial term of 30 years. In return for the Partnership's use of the Panola County infrastructure, the Partnership must operate and maintain or arrange for the operation and maintenance of the Panola County infrastructure and must pay for all operation and maintenance expenses.

      The total cost of developing, constructing and financing the Power Facility and the Panola County gas and water infrastructure was approximately $384,522,000. The Partnership capitalized the costs pertaining to the construction of the Power Facility and the Panola County gas and water infrastructure, net of the Panola County gas and water infrastructure reimbursement funds of approximately $14,278,000 received from the State of Mississippi as property, plant and equipment and the costs pertaining to the financing of the Power Facility and the Panola County gas and water infrastructure as debt issuance and financing costs as separate assets on its balance sheets.

      The Power Facility commenced commercial operations under the Partnership's power purchase agreement with Aquila Energy Marketing Corporation ("Aquila") and UtiliCorp United Inc. ("UtiliCorp") on August 8, 2000 and under the Partnership's power purchase agreement with Virginia Electric and Power Company ("VEPCO") on August 9, 2000. Prior to achieving commercial operations under the Aquila power purchase agreement and the VEPCO power purchase agreement the Partnership had been in the development stage since its inception and had not generated any operating revenues.

      On November 3, 2000, the partners of Granite Power Partners II, L.P. ("Granite") entered into a purchase agreement for the sale (the "Sale") of all of the partnership interests in Granite, the indirect owner of the Partnership and Funding and all of the membership interests in LS Power Management, LLC, the manager of the Power Facility, to NRG Energy, Inc and its affiliates. The Sale closed on January 29, 2001. Under current circumstances, the Sale did not result in a change of control under the Trust Indenture dated as of May 21, 1999 among the Partnership, Funding and The Bank of New York, as trustee.

Results of Operations

      The Partnership is restating its financial statements as of and for the years ended December 31, 1998 and 1999, and for each of the seven fiscal quarters ended September 30, 2000 (see notes 11 and 12 of the audited financial statements for information on the effects of the restatement). The restated financial statements resulted from a change in the accounting for the capitalization of interest expense as a component of construction in progress for these periods.

      The Partnership previously capitalized all interest costs, net of interest income earned on excess loan and bond proceeds, incurred during construction of the Power Facility, as a component of construction in progress. As a result of the restatement, a portion of previously incurred and paid interest costs and any interest income earned from financing proceeds held by bond trustee previously capitalized as a component of construction in progress have been recorded as period interest expense and income, respectively, in the accompanying statements of operations. The Partnership also revised the amortization periods of its deferred financing costs in connection with the revised capitalized interest calculation.

      The restatement does not change prior period or future period cash flows and does not impact the Partnership's cash or investments held by trustee balances. In addition, during August 2000, the Power Facility commenced commercial operations and any subsequent interest costs incurred have been recorded as period interest expense in the 2000 statement of operations.

      Revenues of approximately $20,385,000 for the year ended December 31, 2000 consisted of approximately $12,196,000 earned under the Partnership's power purchase agreement with VEPCO and approximately $6,119,000 earned under the Partnership's power purchase agreement with Aquila for the period from the commercial operations date under each of the power purchase agreements through December 31, 2000. In addition, the Partnership receives transmission system upgrade credits in the amount of incremental revenue received by the Tennessee Valley Authority ("TVA") and Entergy Mississippi, Inc. ("Entergy") for transmission services procured for the delivery of energy from the Power Facility. For the year ended December 31, 2000, the Partnership received transmission system upgrade credits of approximately $756,000 and $1,314,000 from TVA and Entergy, respectively, for the period from the commercial operations date under each of the power purchase agreements through December 31, 2000.

      Due to the unavailability of testing data at the time of commercial operation of the VEPCO generating units, VEPCO and the Partnership agreed to fix the standard and supplemental capacities of the VEPCO generating units under the power purchase agreement with VEPCO at 243 megawatts and 40 megawatts, respectively. The Partnership committed to retest for the standard capacity and supplemental capacity of the VEPCO generating units by September 30, 2000 and November 30, 2000, respectively. However, due to the combustion turbine manufacturer's 80% load limitation technical advisory, as described below, the retests were not conducted until after the removal of such advisory. The retests for the first VEPCO generating unit and second VEPCO generating unit were completed on January 19, 2001 and December 22, 2000, respectively. As a result of the retests, the standard capacity and supplemental capacity of the first VEPCO generating unit were adjusted to 243 megawatts and 38 megawatts, respectively, and the standard capacity and supplemental capacity of the second VEPCO generating unit were adjusted to 242 megawatts and 39 megawatts, respectively. The results of the standard and supplemental capacity tests became effective on the first day following the completion date of such retests. As a result of the operational restrictions imposed by the technical advisory, reductions in the 2000 reservation payment due to availability adjustments under the power purchase agreement with VEPCO were approximately $500,000.

      Due to the unavailability of testing data at the time of commercial operation of the Aquila dedicated unit, Aquila and the Partnership agreed to fix the standard and supplemental capacities of the Aquila generating unit under the Aquila power purchase agreement at 243 megawatts and 38 megawatts, respectively. The Partnership committed to retest for the standard and supplemental capacity of the Aquila generating unit by November 30, 2000. However, due to the combustion turbine manufacturer's 80% load limitation technical advisory, as described below, the Partnership was not able to perform the retests on or before November 30, 2000. The retests were completed on February 12, 2001. As a result of the retests, the contract capacity and surplus supplemental capacity of the Aquila generating unit were adjusted to 267 megawatts and 14 megawatts, respectively. The results of such tests became effective on February 13, 2001. As a result of the operational restrictions imposed by this technical advisory, reductions in the 2000 reservation payment due to availability adjustments under the power purchase agreement with Aquila were approximately $245,000.

      On September 18, 2000, the Partnership received a technical advisory from the combustion turbine manufacturer which warned of the potential for hot gas leakage from flanged connections within the turbine enclosure and limited all three of the Power Facility's combustion turbines to 80% load. In response to this technical advisory, the combustion turbine manufacturer issued a product modification to upgrade the flange connections and to install additional equipment monitors. Work on the product modifications began before the end of November 2000 and all work was completed and the 80% load restriction was removed by January 12, 2001.

      Operations and maintenance expenses for the years ended December 31, 2000 and 1999 approximated $3,972,000 and $918,000, respectively. These costs consisted primarily of approximately $1,375,000 and $727,000, respectively, of labor charges, related taxes and benefits and $432,000 and $156,000, respectively, of services fees incurred under the operation and maintenance agreement with Cogentrix Batesville Operations, LLC, which agreement was assigned to NRG South Central Operations Inc. as of March 30, 2001. Additionally, operation and maintenance expenses for the year ended December 31, 2000 included approximately $302,000 and $138,000 of insurance and property taxes, respectively, approximately $130,000 and $120,000 of fuel pipeline management fees and water supply costs, respectively, and approximately $714,000 and $250,000 of utilities and chemicals, respectively.

      The Partnership's power purchase agreement with Aquila specified an energy delivery milestone deadline of June 1, 2000 for the Aquila generating unit. On August 8, 2000, the energy delivery milestone of the Aquila generating unit was achieved. The Partnership had the option of electing to incur an adjustment to the reservation payment to be received under the power purchase agreement with Aquila or to be responsible for incremental replacement power costs during the period of delay. The Partnership elected to incur an adjustment to the reservation payments to be received under the power purchase agreement with Aquila. The adjustment to the future reservation payments was determined by contract capacity, the duration of delay and a percentage factor for the month in which the delay occurred. As a result of the delay in achieving the energy delivery milestone, the reduction in reservation payments received for the period from the commercial operations date through December 31, 2000 was approximately $1,335,000. This amount has been reflected as replacement energy expense in the accompanying 2000 statement of operations. The delay which caused the aforementioned reduction in reservation payments will have no impact on future reservation payments to be earned under the power purchase agreement with Aquila subsequent to December 31, 2000.

      Depreciation and amortization expense for the year ended December 31, 2000 was approximately $5,793,000 and consisted of depreciation expense of the Power Facility of approximately $5,535,000 and amortization of deferred financing fees of approximately $258,000.

      For the years ended December 31, 2000, 1999 and 1998, project management expenses of approximately $735,000, $367,000 and $142,000, respectively, consisted primarily of approximately $367,000, $133,000 and $0, respectively, of management fees and approximately $353,000, $234,000 and $142,000, respectively, of labor charges, related benefits and taxes and other management expenses incurred under the management services agreement with LS Power Management, LLC ("LSP Management").

      For the years ended December 31, 2000, 1999 and 1998, general and administrative expenses approximated $374,000, $219,000 and $302,000, respectively, and consisted primarily of legal and accounting fees, rating agency fees and trustee fees.

      Interest income for the years ended December 31, 2000 and 1999 aggregated approximately $2,174,000 and $3,167,000. The decrease in interest income of approximately $993,000 is primarily related to the decrease in the average outstanding balance in investments held by trustee during the year ended December 31, 2000 as compared to the year ended December 31, 1999.

      Interest expense for the years ended 2000, 1999 and 1998 aggregated approximately $11,204,000, $4,287,000 and $85,000. The increase in interest expense during the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily related to the discontinuance of interest capitalization during the last five months of 2000. Approximately $14,291,000, $14,075,000 and $1,496,000 of interest expense was capitalized as a component of construction in progress during the years ended December 31, 2000, 1999 and 1998, respectively.

      The Partnership's outstanding long-term debt as of December 31, 1999 increased to $326,000,000 as compared to outstanding long-term debt of $78,000,000 as of December 31, 1998. The increase in interest expense and the outstanding long-term debt were related to the issuance of the two series of senior secured bonds in May 1999 aggregating $326,000,000 with a weighted average interest rate of 7.70%.

Liquidity and Capital Resources

      The Power Facility commenced commercial operations under the Partnership's power purchase agreement with Aquila on August 8, 2000 and under the Partnership's power purchase agreement with VEPCO on August 9, 2000. Prior to achieving commercial operations under the Aquila power purchase agreement and the VEPCO power purchase agreement the Partnership had been in the development stage since its inception and had not generated any operating revenues. As a result, cash flows for the first seven months of 2000 and for the years ended 1999 and 1998 reflected development stage activities.

      The Partnership used the net proceeds from the issuance of its and Funding's senior secured bonds of approximately $189,400,000, the $54,000,000 of equity contributions that the Partnership received from LSP Batesville Holding, LLC during 2000 and the reimbursement payments of $14,278,000 that the Partnership received from Panola County to pay the costs of developing, constructing and financing the Power Facility and the Panola County infrastructure. Prior to the issuance of the bonds, the Partnership funded these costs with the proceeds of a loan facility of approximately $136,600,000. The Partnership repaid this loan of $136,600,000 in full on May 21, 1999 with a portion of the net proceeds of the bonds.

      Total costs of constructing and financing the Power Facility and the Panola County infrastructure were approximately $384,522,000. Included in this amount is approximately $339,246,000, net of the Panola County infrastructure reimbursement funds of approximately $14,278,000, of property, plant and equipment, approximately $8,574,000 of unamortized debt issuance and financing costs, approximately $3,290,000 of inventory and other current assets and approximately $12,552,000 for the initial funding of the debt service reserve account. In addition, approximately $5,194,000 of costs incurred during construction of the Power Facility had been expensed as of December 31, 2000.

      The following is a summary of the significant costs incurred in constructing and financing the Power Facility and the Panola County infrastructure:

Facility Construction Costs

      BVZ Power Partners-Batesville ("BVZ") constructed the Power Facility for approximately $240,789,000 under a construction contract, excluding sales and use tax. BVZ had committed to complete the construction and start-up to specified performance levels of the two VEPCO generating units and the Aquila generating unit on or prior to August 2, 2000, July 31, 2000 and July 31, 2000, respectively. In the event the construction and start-up to specified performance levels of the two VEPCO generating units and the Aquila generating unit had not occurred on or prior to such dates, as adjusted under the terms of the construction contract ("Guaranteed Completion Dates"), then BVZ would be required under the contract to pay liquidated damages to the Partnership, subject to limits. The Guaranteed Completion Dates included extensions as a result of (1) the settlement of a force majeure event and (2) resolutions of issues related to the quality of water provided the Partnership. In addition, the Partnership reimbursed BVZ approximately $325,000 of the costs associated with work performed on the water treatment system.

      BVZ was required to pay delay liquidated damages of $43,333 per day per generating unit for failure to complete the construction and start-up of any generating unit to specified minimum performance levels on or prior to one day after the Guaranteed Completion Date for such generating unit. Based on the dates of completion of construction and start-up of the Aquila generating unit and the VEPCO generating units, BVZ paid the Partnership approximately $693,000 of delay liquidated damages. These delay liquidated damages have been recorded as a reduction in the cost of the Power Facility. The delay liquidated damages did not fully compensate the Partnership for the delay delivery adjustments under the Aquila power purchase agreement or other costs associated with the delays.

      Pursuant to the terms of the construction contract with BVZ, on December 27, 2000 the Partnership released all retainage, except for $250,000, to BVZ. This amount will be retained by the Partnership pending completion of warranty work to be performed by BVZ. Retainage is that contractually specified percentage of the contract value that is withheld from the current payment due to the construction contractor until the construction contractor completes its work under the construction contract.

      As of December 31, 2000, the Partnership had approximately $3,561,000 of outstanding accounts payable to BVZ and various suppliers of equipment under the construction contract with BVZ. BVZ and several suppliers of equipment to the Power Facility are currently engaged in a dispute regarding payment of delay liquidated damages to BVZ. BVZ claims that such suppliers owe BVZ approximately $5,600,000 in delay liquidated damages. BVZ intends to set off or withhold such amount owed by these suppliers from payments due to such suppliers. The equipment supplied to the Power Facility by each of these equipment suppliers constitute direct purchases by the Partnership. Although the Partnership has contracted directly with these suppliers for such equipment, BVZ is responsible for the obligations and liabilities of such suppliers and BVZ in the construction agreement agreed to hold the Partnership harmless from the claims of such subcontractors. Final resolution of this dispute has not occurred.

      Lauren Constructors, Inc. constructed the Power Facility's water pretreatment system. The water pretreatment system operates to help ensure that water supplied to the Power Facility is of the quality specified in the construction contract with BVZ. The lump sum price for this contract was approximately $1,892,000. As of December 31, 2000, the water pretreatment system had been completed and the contract had been paid in full.

      Kruger, Inc. supplied all of the water pretreatment system equipment. The lump sum price for this contract was approximately $415,000, which included all costs associated with the engineering, manufacturing and delivery of the water pretreatment system equipment. The water pretreatment equipment was delivered to the Power Facility during January 2000. As of December 31, 2000, the contract had been paid in full.

Electrical and Gas Interconnection Costs

      The Partnership paid for the costs of the interconnection facilities and system upgrades that were constructed by TVA and Entergy.

      The costs of the TVA interconnection facilities and system upgrades were approximately $4,730,000 and $7,731,000, respectively. The costs of the Entergy interconnection facilities and system upgrades were approximately $966,000 and $6,560,000, respectively.

      The Partnership receives system upgrade credits in the amount of the incremental revenue received by TVA and Entergy for transmission services procured for the delivery of energy from the Power Facility. The amount of these credits may not exceed the total costs of the system upgrades paid for by the Partnership of approximately $14,291,000. See discussion of such system upgrade credits below.

Electrical Facilities Costs

      Lauren Constructors, Inc. constructed the Partnership's electrical substation and transmission lines that interconnect with the TVA and Entergy transmission systems. The lump sum price of this contract was approximately $4,761,000, including change orders. As of December 2000, the contract was completed and paid in full.

      North American Transformer, Inc. supplied four single-phase transformers that are incorporated into the Partnership's electrical substation. The lump sum price of the contract for these transformers was approximately $3,681,000. As of December 31, 2000, the contract was completed and paid in full.

      Siemens Power Transmission and Distribution, LLC supplied thirteen circuit breakers that are incorporated into the Partnership's electrical substation. The lump sum price of the contract for these circuit breakers was approximately $722,000. As of December 31, 2000, the contract was completed and paid in full.

Panola County Infrastructure Costs

      Water

      Robinson Mechanical Contractors, Inc. constructed the intake facilities that draw water from Enid Lake and pump it to the Power Facility. The lump sum price of the contract for the intake facilities was approximately $5,593,000, including change orders. As of December 31, 2000, approximately $5,525,000 under this contact had been paid. The Partnership made payments aggregating $4,123,000, of which $2,294,000 was reimbursed to the Partnership by the State of Mississippi. The remainder of the contract was paid by the State of Mississippi. As of December 31, 2000, approximately $68,000 remained to be paid by the State of Mississippi under this contract.

      Garney Companies, Inc. constructed a water supply pipeline to transport water from Lake Enid to the Power Facility and a wastewater discharge pipeline to transport wastewater from the Power Facility to the Little Tallahatchie River. The lump sum price of the contract for the pipelines was approximately $4,528,000, including change orders. The water supply and wastewater discharge pipelines were tested and declared complete on August 5, 1999. The Partnership made payments aggregating $4,399,000, of which $3,221,000 was reimbursed to the Partnership by the State of Mississippi. The remainder of the contract was paid by the State of Mississippi. This contract has been paid in full.

      As previously noted, the Partnership transferred these contracts to Panola County in November 1999.

      Gas

      Big Warrior Corporation constructed a lateral gas pipeline that transports natural gas from two interstate gas pipelines to the Power Facility and related facilities. The lump sum price of the contract for the pipeline was approximately $8,565,000, including change orders. The Partnership made payments aggregating $8,185,000, of which $7,693,000 was reimbursed to the Partnership by the State of Mississippi. The remainder of the contract was paid by the State of Mississippi. As of December 31, 2000, approximately $30,000 remained to be paid by the State of Mississippi under this contract.

      As previously noted, the Partnership transferred this contract to Panola County in November 1999.

Interest Costs

      During construction, the Partnership capitalized a portion of interest costs from loans under a loan facility and the bonds. As of December 31, 2000 and 1999, total capitalized interest was approximately $35,736,000 and $21,171,000, respectively.

Development Fees and Financing Costs

      The Partnership paid a development fee of $14,000,000 to Granite Power Partners II, L.P. in consideration for development activities provided to the Partnership prior to the offering of the bonds. As of December 31, 2000, the Partnership had incurred approximately $14,445,000 of costs to finance the Power Facility. Development fees and a portion of amortization of financing fees during construction were capitalized as a component of property, plant and equipment in the accompanying financial statements.

Spare Parts, Equipment and Materials

      Through a letter agreement dated July 20, 1998, the Partnership has committed to purchase, and Westinghouse Power Generation has agreed to sell, combustion turbine parts for the Power Facility. The price for the initial order of parts was approximately $2,096,000. The Partnership receives a 20% discount from the original agreement price adjusted for inflation for any subsequent orders. As of December 31, 2000 and 1999, the Partnership had purchased and received approximately $3,537,000 and $734,000, respectively, of spare parts under this agreement. Inventory purchased with the net proceeds of the bonds and equity contributions from LSP Batesville Holding, LLC was approximately $2,856,000.

Construction Management

      LSP Management provides management services to the Partnership under a management services agreement. Under this management services agreement, LSP Management managed the business affairs of the Partnership during the construction of the Power Facility and manages the business affairs of the Partnership during operation of the Power Facility. LSP Management is reimbursed for its reasonable and necessary expenses incurred in performing its services and also receives a monthly management fee of approximately $33,300 during the construction and operation of the Power Facility. As of December 31, 2000 and 1999, LSP Management had billed the Partnership approximately $2,843,000 and $1,411,000, respectively, under the management services agreement. Construction management costs directly associated with the construction of the Power Facility of approximately $1,203,000 have been capitalized as a component of property, plant and equipment in the accompanying financial statements.

Operations and Maintenance

      The Power Facility is operated and maintained under a long-term operation and maintenance agreement which the Partnership initially entered into with Cogentrix Batesville Operations, LLC. As of March 30, 2001, Cogentrix Batesville Operations, LLC assigned the operation and maintenance agreement to NRG South Central Operations Inc. The initial term of the operation and maintenance agreement is 27 years. Under the terms of the agreement the Partnership was required to pay the operator a fixed fee of $390,000, payable in ten monthly installments, for services provided during the construction of the Power Facility, and is required to pay the operator a fixed monthly fee of approximately $42,000, for services provided during the operation of the Power Facility. In addition, the Partnership is required to reimburse the operator for all labor costs, including payroll and taxes, subcontractor costs and other costs deemed reimbursable by the Partnership. As of December 31, 2000 and 1999, Cogentrix Batesville Operations, LLC had billed the Partnership approximately $3,640,000 and $984,000, respectively, under the operation and maintenance agreement. Costs incurred under this agreement directly associated with the construction of the Power Facility of approximately $949,000 have been capitalized as a component property, plant and equipment in the accompanying financial statements.

Contingency

      The original project cost estimate included a line item, which the Partnership referred to as "contingency", of approximately $10,649,000 that was designed to cover items such as change orders under the various construction contracts, the cost of fuel consumed by the Power Facility during testing in excess of the revenue received from the sale of test energy, and other increased costs due to force majeure and other events that may have increased the Partnership's construction costs. As of December 31, 2000, the Partnership had reduced its available contingency by approximately $2,269,000 for change orders under the various construction contracts, by approximately $2,309,000 for the cost of the water pretreatment contract, by approximately $1,335,000 for the delivery delay adjustment incurred under the Aquila power purchase agreement, by approximately $2,387,000 for the cost of fuel consumed by the Power Facility during testing in excess of the revenue received from the sale of test energy and by approximately $8,753,000 for budget overruns. Offsetting these reductions was an increase to the Partnership's contingency of approximately $16,159,000 as a result of (1) the Panola County infrastructure reimbursement payments that have been made to the Partnership by the State of Mississippi under the previously described arrangements and (2) reallocation of the amounts that the Partnership had previously allocated to the Panola County infrastructure construction line item of the budget and were not spent because Panola County was obligated to pay such amounts due under the Panola County infrastructure construction contracts.

      As a result of the actual costs to construct and finance the Power Facility being less than the Partnership's original estimates, upon satisfying the distribution conditions contained in the financing documents, the Partnership was able to distribute $7,247,000 of its unused contingency of $9,755,000 in December 2000. The remaining amount of contingency of $2,508,000 is available as additional operating and debt service reserves until such time as the distribution conditions contained in the financing documents are achieved.

Insurance

      The Partnership was required to maintain casualty risk insurance during the construction period, including delayed opening insurance covering a period of approximately 18 months with a 30-day deductible per occurrence. The cost of this insurance was approximately $1,560,000.

      During an inspection of the second VEPCO generating unit's combustion turbine on May 9, 2000, damage to the compressor blades was discovered. During the subsequent investigation and inspection to determine the cause of the damage, impact and/or rubbing damage were identified in each of the 16 stages of the second VEPCO generating unit's compressor. All compressor and combustion turbine repairs were completed and the generating unit resumed testing on June 12, 2000. Excluding the costs incurred by the Partnership, the cost of the repairs was approximately $1,698,000; included in such amount are approximately $595,000 of costs recovered by BVZ as a named insured under the Partnership's insurance policy. These costs were substantially covered through insurance. On March 9, 2001, the Partnership submitted a claim for $1,675,140.95; which amount represents the direct costs and delay in opening costs incurred by the Partnership as a result of the compressor damage.

      The Partnership also is required to maintain casualty risk insurance during the operation of the Power Facility. The cost of this insurance is approximately $728,000 and such insurance covers the period form August 10, 2000 through August 10, 2001.

      The Partnership's primary sources of liquidity are investments held by trustee of approximately $33,309,000 and two long-term power purchase agreements for the sale of the capacity of and electric energy from the Power Facility and the remaining amounts of transmission system upgrade credits to be received from TVA and Entergy for transmission services procured for the delivery of energy from the Power Facility. As of December 31, 2000, the Partnership had approximately $6,102,000 and $4,569,000 of remaining transmission system credits to be received from TVA and Entergy, respectively.

      A common agreement (the "Common Agreement") sets forth the mechanism by which all revenues received by the Partnership are disbursed to pay operation and maintenance costs, debt services and other amounts due from the Partnership. The Partnership deposits all revenues into a designated bank account (the "Revenue Account") and transfers these revenues into certain other bank accounts or disburses these revenues each month in the following priority: (1) deposit funds into the O&M Account sufficient to pay current and upcoming operation and maintenance expenses; (2) deposit funds into the Aquila PPA Reserve Account up to the required Aquila PPA reserve balance, if required under the power purchase agreement with Aquila and reimburse drawings under the VEPCO letter of credit, if any; (3) deposit funds into the Debt Service Payment Account sufficient to pay upcoming debt service payments; (4) deposit funds into the Major Maintenance Reserve Account up to the required major maintenance reserve balance; (5) deposit funds into the Debt Service Reserve Account up to the required debt service reserve balance; (6) pay the operator fee under the operation and maintenance agreement; and (7) deposit any funds remaining in the Revenue Account into the Distribution Suspense Account. Funds may be disbursed from the O&M Account more often than monthly if necessary to pay operation and maintenance costs.

      The Common Agreement also provides that the following conditions must be satisfied before making distributions from the Distribution Suspense Account to the Partnership's partners: (1) the Partnership must have made all required disbursements to pay operating and maintenance expenses, management fees and expenses and debt service; (2) the Partnership must have set aside sufficient reserves to pay principal and interest payments on the bonds and its other senior secured debt; (3) there cannot exist any default or event of default under the Indenture for the Partnership's and Funding's senior secured bonds;
(4) the Partnership's historical and projected debt service coverage ratios must equal or exceed the required levels; (5) the Partnership must have sufficient funds in its accounts to meet its ongoing working capital needs; (6) the Power Facility must be complete; and (7) the distributions must be made after the last business day of September 2000.

      As of December 31, 2000, the Partnership had restricted funds and investments aggregating $33,309,000, including the Partnership's cumulative debt service reserve and major maintenance reserve of $13,011,000 and $3,010,000, respectively, $4,375,000 to be used to pay outstanding amounts due under various construction contracts, $11,053,000 that was used for a portion of the Partnership's January 15, 2001 debt service payment and $1,855,000 in the Partnership's distribution accounts. Funds in the distribution accounts are available as additional operating and debt service reserves until such time as certain distribution conditions are satisfied. These funds are held by the trustee and are invested primarily in short term commercial paper rated at least A-1 by Standard & Poor's Rating Group or at least P-1 by Moody's Investors Service, Inc.

      The power purchase agreement with VEPCO covers the sale of the capacity of and electric energy from two of the Power Facility's generating units for an initial term of 13 years, which VEPCO can extend at its option for an additional 12 years. The other power purchase agreement with Aquila and UtiliCorp United Inc. covers the sale of the capacity of and electric energy from the Power Facility's other generating unit for an initial term of 15 years and seven months, which Aquila can extend at its option for an additional five years.

      These agreements require VEPCO and Aquila to provide the Partnership with the natural gas which the Partnership will use to fuel the generating units that are dedicated to the applicable purchaser. In addition, both of these power purchase agreements require the applicable purchaser to pay the Partnership:

      (1) a monthly "reservation" payment based on the tested capacity and availability of the generating units dedicated to the purchaser;

      (2) an "energy" payment based on the amount of energy that the Partnership actually produces for the purchaser and deliver to the interconnection point between the Power Facility and the utility transmission systems; and

      (3) other payments, including payments based upon the fuel efficiency of the generating units and the number of times the purchaser starts up the generating units each year.

      Both of these power purchase agreements allow the power purchasers to dispatch the generating units the Partnership has dedicated to them, meaning that the power purchasers have the right to control how much electricity they want their dedicated units to produce. However, even if the Power Facility is not dispatched by VEPCO and Aquila, they are required to pay the Partnership the reservation payment as provided under the power purchase agreements.

      The Partnership had agreed with VEPCO and Aquila that their respective generating units would be able to begin delivering power to them by June 1, 2000. However, BVZ had not guaranteed that it would substantially complete the Power Facility by this date. Instead, BVZ had guaranteed to substantially complete the two units that provide power to VEPCO by August 2, 2000 and July 31, 2000 and to substantially complete the unit that provides power to Aquila by July 31, 2000.

      The power purchase agreement with VEPCO specified an energy delivery milestone deadline of June 1, 2000 for the VEPCO dedicated units. On August 9, 2000, the energy delivery milestone for the VEPCO dedicated units was achieved. As a result of the delay in achieving the energy delivery milestone, the Partnership was potentially responsible for the cost of incremental replacement power during the period of delay, subject to a maximum of $20 per kilowatt ($5,660,000) of committed capacity from each VEPCO dedicated unit. The Partnership had issued two letters of credit each in the amount of $5,660,000 as security for this obligation. VEPCO had claimed that the Partnership was responsible for an aggregate amount of approximately $9,300,000 of incremental replacement power costs for the period June 1, 2000 through July 19, 2000 and had drawn approximately $4,650,000 on each of the two letters of credit. The draws on the letters of credit each converted into five-year loans. The Partnership disputed the validity of the draws on the two letters of credit, the amount of the incremental replacement power costs and the methodology used by VEPCO to calculate the incremental replacement power costs, including the failure by VEPCO to acknowledge the force majeure events notice issued by the Partnership to VEPCO claiming delays of the energy delivery milestone date of June 1, 2000 under the power purchase agreement with VEPCO as a result of transportation delays in the delivery of one of the VEPCO generating unit's steam turbine generator to the Power Facility site. The Partnership claimed a 21-day delay in the energy delivery milestone date for the first VEPCO unit and a nine-day delay in the energy delivery milestone date for the second VEPCO unit. In connection with this dispute, and as a result of the draw on the letters of credit, the Partnership issued a notice of default to VEPCO. In response to this notice of default, on August 17, 2000 VEPCO repaid the Partnership accrued interest on the letter of credit loans through August 31, 2000 and placed an amount equal to the draws on the two letters of credit into an escrow account pursuant to an escrow agreement dated August 17, 2000 among VEPCO, the Partnership and The Chase Manhattan Bank, as escrow agent (the "Escrow Agreement"), pending final resolution of this dispute.

      On December 13, 2000, the Partnership and VEPCO entered into a settlement agreement ("Settlement Agreement") relating to certain matters occurring or failing to occur prior to the date of the Settlement Agreement, including failure to achieve the energy delivery milestone and the force majeure claim as described above. Concurrent with the execution of the Settlement Agreement, the Escrow Agreement was terminated and the outstanding letter of credit loans of $9,300,000 were repaid in full. As a result of the Settlement Agreement, the Partnership reversed an estimated potential liability for incremental replacement power that the Partnership had recorded during the third quarter of 2000.

      On December 13, 2000, the Partnership and VEPCO entered into the Fourth Amendment to the power purchase agreement with VEPCO (the "Fourth Amendment"). The following is a brief description of the significant provisions contained within the Fourth Amendment:

      (a) Additional energy payment - The power purchase agreement with VEPCO specifies a monthly energy payment based on the amount of electricity delivered to VEPCO and an energy rate. The energy rate is $1.00 per megawatt-hour escalated by 3% per year. Under the terms of the Fourth Amendment, an additional energy payment ranging from $.30 per megawatt-hour to $1 per megawatt-hour based upon the average number of operating hours per start for the month will be earned by the Partnership. The lower the average operating hours per start the higher the additional energy payment. Both the energy payment and the additional energy payment are escalated by 3% per year.

      (b) Reservation payment adjustment - The reservation payment for each month of the initial term of the power purchase agreement with VEPCO will be reduced by approximately $23,500 for each of the two VEPCO generating units, for a total monthly reduction of approximately $47,000.

      (c) The Fourth Amendment establishes the Batesville control area as an authorized control center and clarified some of the provisions of the power purchase agreement with VEPCO as they relate to forced outage hours and imbalance charges. VEPCO will hold the Partnership harmless from costs associated with VEPCO's control area redesignation and will pay for additional work performed by the Partnership related to the control center. Such costs would include any charges imposed by TVA or Entergy as a result of the change in control center. Deviation bands were established to limit the Partnership's responsibility for forced outage hours when the Batesville control area is the designated control area. In exchange, VEPCO was provided the ability to elect that the Partnership share responsibility for imbalance charges assessed by TVA or Entergy in lieu of accumulating forced outage hours for mismatches in generation in the event VEPCO elects to disestablish the Batesville control area.

      (d) The Partnership agreed to include CMS Trunkline as a valid interstate pipeline under the power purchase agreement with VEPCO.

      The power purchase agreement with Aquila specified an energy delivery milestone deadline of June 1, 2000 for the Aquila dedicated unit. On August 8, 2000, the energy delivery milestone of the Aquila dedicated unit was achieved. During the period of delay, the Partnership elected to incur an adjustment to the reservation payments to be received. As a result of the delay in achieving the energy delivery milestone, the reduction in reservation payments received for the period from the commercial operations date through December 31, 2000 was approximately $1,335,000. The delay which caused the aforementioned reduction in reservation payments will have no impact on reservation payments earned under the power purchase agreement with Aquila after December 31, 2000.

      Beginning on the commercial operations date of each of the VEPCO generating units, the Partnership was required to provide security to support its obligations under the power purchase agreement with VEPCO. The Partnership has satisfied this requirement by providing a letter of credit for the benefit of VEPCO. The VEPCO letter of credit has a face amount of $5,660,000 and will be subject to replenishment if drawn. The Partnership will also be required to reimburse the issuing bank if this letter of credit is drawn.

      The Partnership also may be required to provide security to support its obligations under the power purchase agreement with Aquila. This security would be in the form of cash, a surety bond or a letter of credit or guarantee from an investment grade entity. If the Partnership's debt service coverage ratio for each of the previous four consecutive calendar quarters is less than 1.25 to
1.00 then the Partnership must provide Aquila, upon its request, reasonable security for the Partnership's obligations. The security must be in an amount equal to $5.00 per kilowatt of the contract capacity or approximately $1,300,000. The Partnership must maintain this security until the earlier of the date on which (1) the Partnership provides Aquila documentation that its debt service coverage ratio was 1.25 to 1.00 or greater for a period of four consecutive calendar quarters and (2) the Aquila power purchase agreement terminates, and the Partnership has paid in full to Aquila the amounts that it owes Aquila. As of December 31, 2000 the Partnership was not required to provide such security.

      The Partnership is dependent on the fixed reservation payments and other fixed payments under the power purchase agreements with VEPCO and Aquila to meet the Partnership's fixed obligations, including debt service under the bonds. VEPCO's and Aquila's obligations to pay the Partnership these fixed payments are dependent upon the Power Facility operating at minimum capacity and availability levels. Any future material shortfall in tested capacity or availability over a significant period could impact the Partnership's ability to make payments of principal and interest on the bonds and its other debt when due.

      As with any power generation facility, operation of the Power Facility will involve risk, including performance of the Power Facility below expected levels of output and efficiency, shut-downs due to the breakdown or failure of equipment or processes, violations of permit requirements, operator error, labor disputes, or catastrophic events such as fires, earthquakes, explosions, floods or other similar occurrences affecting a power generation facility or its power purchasers. The occurrence of any of these events could significantly reduce or eliminate revenues generated by the Power Facility or significantly increase the expenses of the Power Facility, adversely impacting the Partnership's ability to make payments of principal and interest on the bonds and its other debt when due.

      Prior to achieving commercial operations under the Aquila power purchase agreement and the VEPCO power purchase agreement the Partnership had been in the development stage since its inception and had not generated any operating revenues. As a result, cash flows from operations for the for the years ended 2000, 1999 and 1998 primarily reflect development stage activities and are not indicative of expected future cash flows from operations.

      The Partnership believes that funds available from operations, investments held by trustee, including the debt service reserve and major maintenance reserve, will be sufficient to fund the Partnership's operations for the next fiscal year, including the payment of the Partnership's obligations as they come due and the payment of scheduled debt service.

Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which as amended, becomes effective for the Partnership's financial statements beginning January 1, 2001. SFAS No. 133 requires a company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value. The Partnership currently believes that the adoption of this Statement will not have a material impact on the financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The Partnership's outstanding long-term debt at December 31, 2000 bears interest at fixed rates and therefore the Partnership's results from operations would not be affected by changes in interest rates as they apply borrowings. At December 31, 2000, the Partnership had $326,000,000 of outstanding bonds at an average fixed interest rate of 7.70%.

Item 8. Financial Statements and Supplementary Data.

                        INDEX TO THE FINANCIAL STATEMENTS

      Our audited financial statements, and those of the Funding Corporation and the related information listed below are set forth on pages F-2 through F-42 in this Form 10-K.

Title                                                                                 Page
- -----                                                                                 ----
LSP Batesville Funding Corporation:
  Independent Auditors' Report......................................................  F-2
  Balance Sheets as of December 31, 2000 and 1999...................................  F-3
  Statements of Operations for the years ended December 31, 2000 and 1999 and period from Inception (August 3, 1998) to December 31, 1998.............................  F-4
  Statements of Changes in Stockholder's Equity (Deficit) for the years ended
  December 31, 2000 and 1999 and period from Inception (August 3, 1998) to
  December 31, 1998.................................................................  F-5
  Statements of Cash Flows for the years ended December 31, 2000 and 1999 and period from Inception (August 3, 1998) to December 31, 1998.............................  F-6
  Notes to Financial Statements.....................................................  F-7

LSP Energy Limited Partnership:
  Independent Auditors' Report......................................................  F-11
  Balance Sheets as of December 31, 2000 and 1999...................................  F-12
  Statements of Operations for the years ended December 31, 2000, 1999 and 1998.....  F-13
  Statements of Changes in Partners' Capital (Deficit) for the years ended December
   31, 2000, 1999 and 1998..........................................................  F-14
  Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.....  F-15
  Notes to Financial Statements.....................................................  F-16

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
LSP Batesville Funding Corporation:

      We have audited the accompanying balance sheets of LSP Batesville Funding Corporation as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholder's equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and the period from inception (August 3, 1998) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSP Batesville Funding Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and the period from inception (August 3, 1998) to December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

                                    KPMG LLP

Short Hills, New Jersey
March 20, 2001

                       LSP BATESVILLE FUNDING CORPORATION
                                 BALANCE SHEETS
                           December 31, 2000 and 1999

                                                                             2000        1999
                                                                             ----        ----
                                          ASSETS

Current Asset - Cash ...................................................   $  1,000    $  1,000
                                                                           ========    ========

                           LIABILITIES AND STOCKHOLDER'S DEFICIT
Liabilities:

Due to LSP Energy Limited Partnership ..................................   $  8,510    $  5,960
Due to LSP Batesville Holding, LLC .....................................        700          --
Due to LS Power Management, LLC ........................................      1,321          --
                                                                           --------    --------
  Total Liabilities ....................................................     10,531       5,960

Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued
  and outstanding ......................................................          1           1
Additional paid-in-capital .............................................        999         999
Accumulated Deficit ....................................................    (10,531)     (5,960)
                                                                           --------    --------
  Total Stockholder's Deficit ..........................................     (9,531)     (4,960)
                                                                           --------    --------
  Total Liability and Stockholder's Deficit ............................   $  1,000    $  1,000
                                                                           ========    ========

                 See accompanying notes to financial statements.

                       LSP BATESVILLE FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS
        Years Ended December 31, 2000 and 1999 and Period from Inception
                      (August 3, 1998) to December 31, 1998

                                                     2000       1999       1998
                                                   -------    -------    -------

     Revenues ..................................   $    --    $    --    $    --

     General and administrative expenses .......     4,571      5,960         --
                                                   -------    -------    -------
      Net loss .................................   $(4,571)   $(5,960)   $    --
                                                   =======    =======    =======

                 See accompanying notes to financial statements.

                       LSP BATESVILLE FUNDING CORPORATION
             STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                     Years Ended December 31, 2000 and 1999
         and Period from Inception (August 3, 1998) to December 31, 1998

                                  Common      Additional        Accumulated
                                  Stock     Paid-in-Capital       Deficit       Total
                                  -----     ---------------       -------       -----
Balance at inception .......     $     --     $     --           $     --      $     --
Issuance of common stock ...            1          999                 --         1,000
                                 --------     --------           --------      --------
Balance at December 31, 1998            1          999                 --         1,000
Net loss ...................           --           --             (5,960)       (5,960)
                                 --------     --------           --------      --------
Balance at December 31, 1999            1          999             (5,960)       (4,960)
Net loss ...................           --           --             (4,571)       (4,571)
                                 --------     --------           --------      --------
Balance at December 31, 2000     $      1     $    999           $(10,531)     $ (9,531)
                                 ========     ========           ========      ========

                 See accompanying notes to financial statements.

                       LSP BATESVILLE FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
        Years Ended December 31, 2000 and 1999 and Period from Inception
                      (August 3, 1998) to December 31, 1998

                                                 2000         1999         1998
                                               -------      -------      -------
Cash Flows from Operating Activities:
Net loss .................................     $(4,571)     $(5,960)     $    --
Adjustments to reconcile net loss to cash
  provided by operating activities:
  Increase in due to LSP Energy Limited
  Partnership ............................       2,550        5,960           --
  Increase in due to LSP Batesville
  Holding, LLC ...........................         700           --           --
  Increase in due to LS Power Management,
  LLC ....................................       1,321           --           --
                                               -------      -------      -------
Cash provided by (used in) operating
  activities .............................          --           --           --
                                               -------      -------      -------
Cash Flows from Financing
  Activities-issuance of
   common stock ..........................          --           --        1,000
                                               -------      -------      -------
Increase in cash .........................          --           --        1,000
Cash, beginning of period ................       1,000        1,000           --
                                               -------      -------      -------
Cash, end of period ......................     $ 1,000      $ 1,000      $ 1,000
                                               =======      =======      =======

                 See accompanying notes to financial statements.

                       LSP BATESVILLE FUNDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

      LSP Batesville Funding Corporation ("Funding") was established on August 3, 1998. Funding's business purpose is limited to maintaining its organization and activities necessary to facilitate the acquisition of financing by LSP Energy Limited Partnership ("the Partnership") from the institutional debt market and to offering debt securities. On May 21, 1999, the Partnership and Funding issued two series of senior secured bonds (see note 2). Funding is wholly owned by LSP Batesville Holding, LLC ("Holding"), a Delaware limited liability company.

      Holding was established on July 29, 1998 for the purpose of owning and managing the limited partnership interests of the Partnership, the common stock of LSP Energy, Inc. ("Energy"), the general partner of the Partnership, and the common stock of Funding.

      The Partnership is a Delaware limited partnership formed in February 1996 to develop, finance, construct, own and operate a gas-fired electric generating facility with a design capacity of approximately 837 megawatts located in Batesville, Mississippi (the "Facility"). The Facility commenced commercial operations under the Power Purchase Agreement ("Aquila PPA") with Aquila Energy Marketing Corporation ("Aquila") and Utilicorp United, Inc. ("Utilicorp") on August 8, 2000 and under the Power Purchase Agreement ("VEPCO PPA") with Virginia Electric and Power Company ("VEPCO") on August 9, 2000. Prior to achieving commercial operations under the Aquila PPA and the VEPCO PPA, the Partnership had been in the development stage since its inception and had not generated any operating revenues.

      Due to the insignificance of income tax effects applicable to Funding, the accompanying financial statements do not reflect any income tax effects.

2. FINANCING

      Effective August 28, 1998, the Partnership entered into agreements with a financial institution (the "Bank"), that provided for financing in the amount of $180,000,000 (the "Tranche A Credit Facility"). Borrowings from this financing were used for the development and construction of the Facility. These agreements also contemplated circumstances under which Funding and Holding would enter into agreements whereby they would issue bonds in the amounts of $100,000,000 (the "Tranche B Bond Facility") and $50,000,000 (the "Tranche C Bond Facility"), respectively, in order to further finance the construction of the facility. The terms and conditions of the Tranche B Bond Facility and Tranche C Bond Facility were set forth in a letter agreement (the "Letter Agreement") entered into among the Partnership, Holding and Funding (collectively, the "Borrowers") and the Bank. Bonds under the Tranche B Bond Facility and Tranche C Bond Facility were never issued.

      Pursuant to the Letter Agreement, the Borrowers and the Bank, as underwriter, also agreed to pursue a capital markets offering during the last quarter of 1998. However, due to unfavorable capital markets conditions the capital markets offering was not completed. Alternatively, on December 15, 1998 the Partnership amended and restated the financing agreements entered into on August 28, 1998. The amended and restated agreements provided for financing in the amount of $305,000,000. The new financing consisted of a $305,000,000 three-year loan facility (the "Bank Credit Facility") entered into among the Partnership and a consortium of banks.

      A common agreement (the "Common Agreement") tied all of the financing agreements together and set forth, among other things: (a) terms and conditions upon which loans and disbursements were to be made under the Bank Credit Facility; (b) the mechanism for which loan proceeds, operating revenues, equity contributions and other amounts received by the Partnership were disbursed to pay construction costs, operations and maintenance costs, debt service and other amounts due from the Partnership; (c) the conditions which had to be satisfied prior to making distributions from the Partnership; and (d) the covenants and reporting requirements the Partnership was required to be in compliance with during the term of the Common Agreement.

                       LSP BATESVILLE FUNDING CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)

2. FINANCING (Continued)

      The Common Agreement prohibited the Partnership from making any distributions to its partners while loans made under the Bank Credit Facility were outstanding.

      The Common Agreement also required the Partnership to set aside cash reserves for the cost of performing periodic major maintenance on the Facility, including turbine overhauls, and the credit support, if any, that the Partnership is required to provide to Aquila under the Aquila PPA.

      Effective August 28, 1998, the Partnership entered into a Letter of Credit and Reimbursement Agreement (the "LOC Agreement") with the Bank that provides for letter of credit commitments aggregating $16,980,000. The LOC Agreement provides for the Bank to issue three separate letters of credit ("Letter of Credit A", "Letter of Credit B" and "Letter of Credit C"). The letters of credit will be used to provide security in favor of VEPCO to support the Partnership's obligations under the VEPCO PPA. The LOC Agreement requires the Partnership to pay commitment fees quarterly in arrears, at varying rates on each letter of credit commitment until the expiration of each letter of credit commitment. The Partnership is required to reimburse the Bank for any drawings made by VEPCO under the letters of credit.

      The Bank had issued Letter of Credit A and Letter of Credit B each in the amount of $5,660,000 as security for the Partnership's potential incremental replacement power obligation under the VEPCO PPA until the earlier of June 1, 2000 and the commercial operations date. On July 21, 2000, VEPCO issued a draw of approximately $4,650,000 on each of Letter of Credit A and Letter of Credit
B. The draws on Letter of Credit A and Letter of Credit B each converted into 5-year loans ("LOC Loans"). Principal amounts under each LOC Loan were repayable in 20 equal quarterly installments of approximately $232,487 on each March 31, June 30, September 30, and December 31 commencing on the first such date subsequent to the commercial operations date of the VEPCO Units. On September 30, 2000, the Partnership made principal payments under the LOC Loans aggregating approximately $464,974. During 2000, the Partnership paid approximately $307,000 in interest on the LOC Loans. VEPCO reimbursed the Partnership approximately $198,000 of such interest on the LOC loans. Interest on the outstanding LOC Loans was based on 1.50% to 1.625% above the selected London Interbank Offered Rate ("LIBOR") term of one month. On December 13, 2000, VEPCO repaid the Partnership's outstanding LOC loans of $9,300,000 in full.

      Letter of Credit C was issued in the amount of $5,660,000 on the commercial operations date of the VEPCO Units as security for the Partnership's future obligations under the VEPCO PPA.

      On May 21, 1999, the Partnership and Funding issued two series of Senior Secured Bonds (the "Bonds") in the following total principal amounts:
$150,000,000 7.164% Series A Senior Secured Bonds due 2014 and $176,000,000
8.160% Series B Senior Secured Bonds due 2025. Interest is payable semiannually on each January 15 and July 15, commencing January 15, 2000, to the holders of record on the immediately preceeding January 1 and July 1. On January 15, 2000, the Partnership made interest payments aggregating approximately $16,320,000. Interest is computed on the basis of a 360-day year consisting of twelve 30-day months. The interest rate on the Bonds may be increased under the circumstances described below.

      A portion of the proceeds from the issuance of the Bonds was used to repay the $136,600,000 of outstanding loans under the Bank Credit Facility. The remaining proceeds from the issuance of the Bonds were used to pay a portion of the costs of completing the Facility.

                       LSP BATESVILLE FUNDING CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)

2. FINANCING (Continued)

      Effective May 21, 1999, the Common Agreement was amended and restated in connection with the issuance of the Bonds (the "Amended and Restated Common Agreement"). The Amended and Restated Common Agreement sets forth, among other things: (a) the mechanism by which Bond proceeds, operating revenues, equity contributions and other amounts received by the Partnership are disbursed to pay construction costs, operations and maintenance costs, debt service and other amounts due from the Partnership and (b) the conditions which must be satisfied prior to making distributions from the Partnership.

      The Amended and Restated Common Agreement provides that the following conditions must be satisfied before making distributions from the Partnership to its partners: (1) the Partnership must have made all required disbursements to pay operating and maintenance expenses, management fees and expenses and debt service; (2) the Partnership must have set aside sufficient reserves to pay principal and interest payments on the Exchange Bonds and its other senior secured debt; (3) there cannot exist any default or event of default under the Trust Indenture for the Exchange Bonds; (4) the Partnership's historical and projected debt service coverage ratios must equal or exceed the required levels;
(5) the Partnership must have sufficient funds in its accounts to meet its ongoing working capital needs; (6) the Facility must be complete; and (7) the distributions must be made after the last business day of September 2000.

      The Amended and Restated Common Agreement requires that the Partnership set aside reserves for: (1) payments of scheduled principal and interest on the Exchange Bonds and the other senior secured debt of the Partnership and the Funding Corporation; (2) the cost of performing periodic major maintenance on the Facility, including turbine overhauls; and (3) the credit support, if any, that the Partnership is required to provide to Aquila under the Aquila PPA. As of December 31, 2000, the Partnership has funded reserve accounts for scheduled principal and interest on the Exchange Bonds and periodic major maintenance on the Facility in the amounts of approximately $13,000,000 and $3,000,000, respectively. Such reserve accounts are reflected as non-current assets on the accompanying December 31, 2000 balance sheet.

      The Partnership and Funding filed a registration statement with the Securities and Exchange Commission (the "SEC") for a registered offer to exchange the Bonds for two series of debt securities (the "Exchange Bonds") which are in all material respects substantially identical to the Bonds. The registration statement became effective on March 7, 2000. Upon such registration becoming effective, the Partnership and Funding offered the Exchange Bonds in return for surrender of the Bonds. Interest on each Exchange Bond accrued from January 15, 2000, the last date interest on the surrendered Bonds was paid. On July 15, 2000, the Partnership paid $12,648,883 of interest on the Exchange Bonds, including approximately $95,100 of additional interest as a result of not filing the registration statement within 270 days of the issuance of the Bonds. On January 15, 2001, the Partnership made interest payments aggregating approximately $12,433,000.

      Principal payments are payable on each January 15 and July 15, commencing on July 15, 2001. Scheduled maturities of the Exchange Bonds are as follows:

    2001 ...............................................        $  4,125,000
    2002 ...............................................           7,575,000
    2003 ...............................................           7,125,000
    2004 ...............................................           7,575,000
    2005 ...............................................           9,600,000
    Thereafter .........................................         290,000,000
                                                                ------------
    Total ..............................................        $326,000,000
                                                                ============

                       LSP BATESVILLE FUNDING CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)

2. FINANCING (Continued)

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

      The Exchange Bonds are redeemable, at the option of the Partnership and Funding, at any time in whole or from time to time in part, on not less than 30 nor more than 60 days' prior notice to the holders of that series of Exchange Bonds, on any date prior to its maturity at a redemption price equal to 100% of the outstanding principal amount of the Exchange Bonds being redeemed, plus accrued and unpaid interest on the Exchange Bonds being redeemed and a make-whole premium. In no event will the redemption price ever be less than 100% of the principal amount of the Exchange Bonds being redeemed plus accrued and unpaid interest thereon.

      The Exchange Bonds are redeemable at the option of the bondholders if (1) funds remain on deposit in the distribution account for at least 12 months in a row, (2) the Partnership and Funding cause the bondholders to vote on whether the Partnership and (3) Funding should use those funds to redeem the Exchange Bonds, and holders of at least 66 2/3% of the outstanding Exchange Bonds vote to require the Partnership and Funding to use those funds to redeem the Exchange Bonds. If the Partnership is required to redeem Bonds with those funds, then the redemption price will be 100% of the principal amount of the Exchange Bonds being redeemed plus accrued and unpaid interest on the Exchange Bonds being redeemed. In addition, if LS Power, LLC, Cogentrix Energy, Inc. and/or any qualified transferee collectively cease to own, directly or indirectly, at least 51% of the capital stock of Energy (unless any or all of them maintain management control of the Partnership), or LS Power, LLC, Cogentrix Energy, Inc. and/or any qualified transferee collectively cease to own, directly or indirectly, at least 10% of the ownership in the Partnership, then the Partnership and Funding must offer to purchase all of the Exchange Bonds at a purchase price equal to 101% of the outstanding principal amount of the Exchange Bonds plus accrued and unpaid interest unless the Partnership and Funding receive a confirmation of the then current ratings of the Bonds or at least
66 2/3% of the holders of the outstanding Bonds approve the change in ownership.

      The Trust Indenture for the Exchange Bonds (the "Trust Indenture") entered into among the Partnership, Funding and The Bank of New York, as Trustee (the "Trustee") contains covenants including, among others, limitations and restrictions relating to additional debt other than the Exchange Bonds, Partnership distributions, new and existing agreements, disposition of assets, and other activities. The Trust Indenture also describes events of default which include, among others, events involving bankruptcy of the Partnership or Funding, failure to make any payment of interest or principal on the Exchange Bonds and failure to perform or observe in any material respect any covenant or agreement contained in the Trust Indenture.

                          INDEPENDENT AUDITORS' REPORT

The Partners
LSP Energy Limited Partnership:

      We have audited the accompanying balance sheets of LSP Energy Limited Partnership as of December 31, 2000 and 1999 (as restated), and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000 (as restated for 1999 and 1998). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSP Energy Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in note 11 to the financial statements, the Company has restated its financial statements as of December 31, 1999 and for the years ended December 31, 1999 and 1998.

                                    KPMG LLP

Short Hills, New Jersey
March 20, 2001

                              LSP ENERGY LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                December 31, 2000 and 1999

                                                                                  1999
                                                                              (As Restated)
                                                                  2000          (Note 11)
                                                                  ----          ---------
                             ASSETS
Current assets:
  Cash ...................................................   $      92,777    $     202,924
  Investments held by Trustee-restricted .................      19,544,247       53,547,410
  Accounts receivable ....................................       3,692,399               --
  Spare parts inventory ..................................       4,102,408          733,462
  Prepaid expenses .......................................         471,641          174,174
                                                             -------------    -------------
  Total Current Assets ...................................      27,903,472       54,657,970

  Investments held by Trustee-restricted .................      16,021,423               --

  Property, Plant and Equipment:
    Electric generating facility .........................     338,572,755               --
    Land and easements ...................................         673,558          673,558
    Construction in progress .............................              --      296,183,813
                                                             -------------    -------------
                                                               339,246,313      296,857,371
    Accumulated depreciation .............................      (5,535,147)              --
                                                             -------------    -------------
                                                               333,711,166      296,857,371

Debt issuance and financing costs, net of accumulated
  amortization of $6,129,765
  at December 31, 2000 and $5,599,294 at December 31, 1999       8,316,133        8,545,862
                                                             -------------    -------------
  Total Assets ...........................................   $ 385,952,194    $ 360,061,203
                                                             =============    =============

           LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Accounts payable .......................................   $   5,224,108    $   9,592,078
  Due to related parties .................................         223,240          331,816
  Contract retainage payable .............................         250,000       11,944,208
  Accrued interest payable ...............................      11,507,650       15,345,443
  Current portion of bonds payable .......................       4,125,000               --
                                                             -------------    -------------
  Total Current Liabilities ..............................      21,329,998       37,213,545
Bonds payable ............................................     321,875,000      326,000,000
                                                             -------------    -------------
  Total Liabilities ......................................     343,204,998      363,213,545
Commitments and contingencies
Partners' Capital (Deficit) ..............................      42,747,196       (3,152,342)
                                                             -------------    -------------
  Total Liabilities and Partners' Capital (Deficit) ......   $ 385,952,194    $ 360,061,203
                                                             =============    =============

                 See accompanying notes to financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS

                                                         Year Ended December 31,
                                                         -----------------------
                                                                  1999             1998
                                                             (As Restated)    (As Restated)
                                                  2000         (Note 11)        (Note 11)
                                             ------------     ------------     ------------
Revenues:
  Electric capacity revenues ............    $ 17,940,156     $         --     $         --
  Electric energy revenues ..............         374,933               --               --
  Transmission service credits ..........       2,069,938               --               --
                                             ------------     ------------     ------------
Total revenues ..........................      20,385,027               --               --
                                             ------------     ------------     ------------

Expenses:
  Operations and maintenance expenses ...       3,971,836          918,782               --
  Replacement energy expense ............       1,335,000               --               --
  Depreciation and amortization expense .       5,792,877               --               --
  Project management expenses ...........         734,882          367,277          142,122
  General and administrative expenses ...         373,894          218,635          301,603
                                             ------------     ------------     ------------
Total operating expenses ................      12,208,489        1,504,694          443,725
                                             ------------     ------------     ------------

Operating income (loss) .................       8,176,538       (1,504,694)        (443,725)

Non-operating income (expenses):
  Interest income .......................       2,173,595        3,166,635               --
  Interest expense ......................     (11,203,595)      (4,286,964)         (84,594)
                                             ------------     ------------     ------------
Net loss ................................    $   (853,462)    $ (2,625,023)    $   (528,319)
                                             ============     ============     ============

                 See accompanying notes to financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                  Years Ended December 31, 2000, 1999 and 1998

                                        Limited
                                        Partner      Limited Partner    General partner
                                     LSP Batesville  Granite Power
                                      Holding, LLC  Partners II, L.P.   LSP Energy, Inc.     Total
                                      ------------  -----------------   ----------------     -----
Balance at December 31, 1997 ....    $         --     $         --       $         --     $         --
Capital contributions ...........              --              990                 10            1,000
Transfer of partnership interests             990             (990)                --               --
Net loss (as restated) ..........        (523,036)              --             (5,283)        (528,319)
                                     ------------     ------------       ------------     ------------
Balance at December 31, 1998 (as
  restated) .....................        (522,046)              --             (5,273)        (527,319)
Net loss (as restated) ..........      (2,598,773)              --            (26,250)      (2,625,023)
                                     ------------     ------------       ------------     ------------
Balance at December 31, 1999 (as
  restated) .....................      (3,120,819)              --            (31,523)      (3,152,342)
Capital contributions ...........      54,000,000               --                 --       54,000,000
Distribution to partner .........      (7,247,000)              --                 --       (7,247,000)
Net loss ........................        (844,927)              --             (8,535)        (853,462)
                                     ------------     ------------       ------------     ------------
Balance at December 31, 2000 ....    $ 42,787,254     $         --       $    (40,058)    $ 42,747,196
                                     ============     ============       ============     ============

                 See accompanying notes to financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

                                                            Year Ended December 31,
                                                            -----------------------
                                                                     1999             1998
                                                                 (As Restated)    (As Restated)
                                                   2000            (Note 11)        (Note 11)
                                                   ----            ---------        ---------
Cash Flows from Operating Activities:
Net loss .................................    $    (853,462)    $  (2,625,023)    $    (528,319)
Adjustments to reconcile net loss to cash
  provided by (used in) operating
  activities:
  Depreciation and amortization ..........        5,792,877                --                --
  Increase in accounts receivable ........       (3,692,399)               --                --
  Increase in spare parts inventory ......       (3,368,946)         (733,462)               --
  Increase in prepaid expenses ...........         (297,467)         (117,107)          (57,067)
  Increase (decrease) in accounts payable        (4,287,122)       (3,665,368)       13,257,446
  (Decrease) increase in due to related
    parties ..............................         (189,424)           81,379           250,437
  Increase (decrease) in accrued interest
    on loans and bonds payable ...........       (3,837,793)       15,190,545           154,898
                                              -------------     -------------     -------------
Cash (used in) provided by operating
  activities .............................      (10,733,736)        8,130,964        13,077,395
                                              -------------     -------------     -------------

Cash Flows from Investing Activities:
Investments held by Trustee ..............      (63,760,433)     (186,796,525)               --
Investments drawn for property, plant and
  equipment ..............................       81,742,173       147,526,874                --
Payments on property, plant and equipment       (53,810,409)     (213,362,377)      (80,229,251)
                                              -------------     -------------     -------------
Cash used in investing activities ........      (35,828,669)     (252,632,028)      (80,229,251)
                                              -------------     -------------     -------------
Cash Flows from Financing Activities:
Debt issuance and financing costs ........         (300,742)       (3,379,878)      (10,765,278)
Proceeds from issuance of loans ..........        9,299,487        58,600,000        78,000,000
Repayment of loans .......................       (9,299,487)     (136,600,000)               --
Proceeds from issuance of bonds ..........               --       326,000,000                --
Capital contributions ....................       54,000,000                --             1,000
Distribution to partner ..................       (7,247,000)               --                --
                                              -------------     -------------     -------------
Cash provided by financing activities ....       46,452,258       244,620,122        67,235,722
                                              -------------     -------------     -------------

Increase (decrease) in cash ..............         (110,147)          119,058            83,866
Cash, beginning of period ................          202,924            83,866                --
                                              -------------     -------------     -------------
Cash, end of period ......................    $      92,777     $     202,924     $      83,866
                                              =============     =============     =============

RECONCILIATION OF CHANGES IN PROPERTY
  PLANT AND EQUIPMENT:
Increase in property, plant and equipment     $ (42,388,942)    $(210,706,907)    $ (86,150,464)
Increase (decrease) in contract retainage
  payable ................................      (11,694,208)        9,061,864         2,882,344
Reimbursement received from the State of
  Mississippi ............................               --       (14,277,759)               --
Amortization of debt issuance and
  financing costs ........................          272,741         2,560,425         3,038,869
                                              -------------     -------------     -------------
Payments on property, plant and equipment     $ (53,810,409)    $(213,362,377)    $ (80,229,251)
                                              =============     =============     =============

                 See accompanying notes to financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

      LSP Energy Limited Partnership (the "Partnership") is a Delaware limited partnership formed in February 1996 to develop, construct, own and operate a gas-fired electric generating facility with a design capacity of approximately 837 megawatts located in Batesville, Mississippi (the "Facility"). The 1% general partner of the Partnership is LSP Energy, Inc. ("Energy"). The 99% limited partner of the Partnership is LSP Batesville Holding, LLC ("Holding"), a Delaware limited liability company established on July 29, 1998. LSP Batesville Holding, LLC is owned by Granite II Holding, LLC ("Granite Holding") and Cogentrix/Batesville, LLC ("Cogentrix").

      Granite Holding and Cogentrix entered into an operating agreement for Holding dated as of August 28, 1998 which was amended and restated on both December 15, 1998 and May 19, 1999 (as amended, the "Operating Agreement"). Pursuant to the Operating Agreement, Granite Holding contributed to Holding its limited partnership interest in the Partnership and all of the common stock of Energy, and Cogentrix agreed to contribute to Holding $54,000,000 of cash. Granite received an initial 47.85% membership interest in Holding and Cogentrix received an initial 52.15% membership interest in Holding. During April 2000, July 2000 and August 2000, Cogentrix made cash contributions to Holding of $5,000,000, $5,000,000 and $44,0000,000, respectively, which contributions were contributed to the Partnership by Holding. Granite II Holding, LLC is owned by Granite Power Partners II, L.P. ("Granite"), a Delaware limited partnership formed to develop independent power projects throughout the United States. The general partner of Granite is LS Power, LLC ("LS Power"), a Delaware limited liability company.

      Pursuant to the Operating Agreement, Granite Holding's and Cogentrix's membership interest may be adjusted to insulate Cogentrix's economic return from events, including: (i) a refinancing of the project debt, (ii) deviations of market prices from the market prices projected as of the closing date, (iii) an increase in debt service as a result of a draw on the Virginia Electric and Power Company ("VEPCO") completion security (see Note 4), (iv) inability to post a debt service letter of credit and distribute cash from the debt service reserve account to Cogentrix, by a certain date, due to insufficient cash funding of the debt service reserve account and (v) a termination by VEPCO of the VEPCO power purchase agreement (see Note 4). On the 25th anniversary of the delivery start date as defined in the VEPCO power purchase agreement Cogentrix's membership interest shall be reduced to 2%.

      Under the terms of the Operating Agreement, the issuance of two series of Senior Secured Bonds by the Partnership and LSP Batesville Funding Corporation on May 21, 1999 (see Note 5) resulted in a recalculation of the Granite and Cogentrix membership interests in Holding. Effective May 21, 1999 the revised Granite Holding and Cogentrix membership interests were adjusted to 48.63% and 51.37%, respectively.

      On November 3, 2000, the partners of Granite entered into a purchase agreement for the sale ("Sale") of all of (i) the partnership interests in Granite, the indirect owner of the Partnership and LSP Batesville Funding Corporation ("Funding"), and (ii) all of the membership interests in LS Power Management, LLC, the manager of the Facility, to NRG Energy, Inc, and its affiliates. The Sale closed on January 29, 2001. Under current circumstances the Sale did not result in a change of control under the Trust Indenture ("Trust Indenture") dated as of May 21, 1999 among Funding, the Partnership and The Bank of New York.

      On February 6, 2001, Cogentrix/Batesville, LLC and NRG Energy, Inc. entered into a securities purchase agreement, pursuant to which NRG Energy, Inc. agreed to purchase Cogentrix/Batesville, LLC's 51.37% membership interest in LSP Batesville Holding, LLC. The closing of the purchase is subject to the conditions precedent, including regulatory approvals, set forth in the securities purchase agreement. Cogentrix/Batesville, LLC is a wholly-owned subsidiary of Cogentrix Energy, Inc.

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The Facility commenced commercial operations under the Power Purchase Agreement ("Aquila PPA") with Aquila Energy Marketing Corporation ("Aquila") and Utilicorp United, Inc. ("Utilicorp") on August 8, 2000 and under the Power Purchase Agreement ("VEPCO PPA") with Virginia Electric and Power Company ("VEPCO") on August 9, 2000. Prior to achieving commercial operations under the Aquila PPA and the VEPCO PPA, the Partnership had been in the development stage since its inception and had not generated any operating revenues. The financial statements as of December 31, 1999 and for the years ended December 31, 1999 and 1998 and for each of the seven fiscal quarters ended September 30, 2000 have been restated to reflect adjustments to prior periods (see notes 11 and 12).

      Revenue recognition

      Revenues are recorded based on capacity provided and electrical output delivered at the lesser of amounts billable under the power purchase contracts or the average estimated contract rates over the initial term of the power purchase contracts pursuant to the terms and conditions of the power purchase contracts. Transmission service credit revenues are recognized when actual cash is received.

      Investments Held by Trustee

      At December 31, 2000 and 1999, Investments Held by Trustee referred to in
Note 5, consisted of commercial paper with original maturities primarily of 90 days or less. All such commercial paper at December 31, 2000 and 1999 matured prior to January 31, 2001 and 2000, respectively. The Partnership acquired and classified these debt securities as held-to-maturity because of its intent and ability to hold them to maturity. At December 31, 2000 and 1999, the fair value of each of these investment securities approximated its amortized cost.

      Held-to-maturity securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. Such amortization and accretion is included in interest income. Interest income is recognized when earned. Realized gains and losses, and declines in value judged to be other-than-temporary, are included in investment securities gains (losses). There were no sales of investment securities during 2000 and 1999. Maturities of investment securities used to pay for property, plant and equipment are reflected as investments drawn for property, plant and equipment on the statement of cash flows.

      The Partnership has recorded as long-term assets investments held by Trustee that have been deposited in specific accounts to meet debt service reserve and major maintenance reserve requirements as required under the terms of the Trust Indenture.

      The Trustee holds all of these investments and the use of the proceeds from maturities is restricted under the terms of the Trust Indenture.

      Spare Parts

      Spare parts consist primarily of spare parts for the Facility's combustion turbines and are carried at cost using the first-in, first-out method.

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Construction in Progress

      All costs directly related to the acquisition and construction of long-lived assets are capitalized. A portion of interest costs (including amortization of debt issuance and financing costs) from loans and bonds was capitalized during construction. As of December 31, 2000 and 1999, cumulative capitalized interest including amortization of debt issuance and financing costs was approximately $35,734,000 and $21,171,000, respectively. Cash paid for interest was approximately $12,947,000, $3,172,000 and $1,426,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

      Impairment of Long-Lived Assets

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

      Debt Issuance and Financing Costs

      The Partnership amortizes deferred debt issuance and financing costs over the expected term of the related debt using the effective interest method. A portion of amortization of deferred financing costs during construction was capitalized as part of construction in progress in the accompanying financial statements.

      Use of Estimates

      Management makes a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities to prepare financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      Income Taxes

      Since the Partnership is not an income tax paying entity, the accompanying financial statements do not reflect any income tax effects.

      Risks and Uncertainties

      As with any power generation facility, operation of the Facility will involve risk, including performance of the Facility below expected levels of output and efficiency, shut-downs due to the breakdown or failure of equipment or processes, violations of permit requirements, operator error, labor disputes, or catastrophic events such as fires, earthquakes, explosions, floods or other similar occurrences affecting a power generation facility or its power purchasers. The occurrence of any of these events could significantly reduce or eliminate revenues generated by the Facility or significantly increase the expenses of the Facility, adversely impacting the Partnership's ability to make payments of principal and interest on its debt when due.

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

3. PROPERTY, PLANT AND EQUIPMENT

      The Facility is carried at cost. Depreciation of the Facility is computed primarily using the straight-line method over 30-years. Certain components within the Facility will require replacement or overhaul at various times during the estimated life of the plant. These components totaled approximately $36,000,000 of original costs and are being depreciated using the straight-line method over their estimated useful lives ranging from two to twelve years. The cost of future replacement and overhaul of these components will be capitalized and depreciated over their estimated useful lives. Routine maintenance and repairs are charged to expense as incurred.

4. FACILITY CONTRACTS

      On May 18, 1998, the Partnership entered into the VEPCO PPA. Under the terms of the VEPCO PPA, the Partnership is obligated to sell, and VEPCO is obligated to purchase, approximately 558 megawatts of electrical capacity and dispatchable energy generated from two of the three Combined Cycle Units ("Unit" or "Units") at the Facility at prices set forth in the VEPCO PPA. The initial term of the VEPCO PPA is thirteen years, beginning on June 1, 2000. VEPCO has the option of extending the term of the VEPCO PPA for an additional twelve years by providing the Partnership written notice at least two years prior to the expiration of the initial term. The extended term may be terminated at any time by VEPCO with 18 months prior notice to the Partnership.

      The VEPCO PPA specified an energy delivery milestone deadline of June 1, 2000 for the VEPCO Unit. On August 9, 2000, the energy delivery milestone for the VEPCO Units was achieved. As a result of the delay in achieving the energy delivery milestone, the Partnership was potentially responsible for the cost of incremental replacement power during the period of delay, subject to a maximum of $20 per kilowatt ($5,660,000) of committed capacity from each VEPCO Unit. The Partnership had issued two letters of credit each in the amount of $5,660,000 as security for this obligation (see Note 5). VEPCO had claimed that the Partnership was responsible for an aggregate amount of approximately $9,300,000 of incremental replacement power costs for the period June 1, 2000 through July 19, 2000 and had drawn approximately $4,650,000 on each of the two letters of credit. The draws on the letters of credit each converted into 5-year loans. The Partnership disputed the validity of the draws on the two letters of credit, the amount of the incremental replacement power costs and the methodology used by VEPCO to calculate the incremental replacement power costs, including the failure by VEPCO to acknowledge the force majeure events notice issued by the Partnership to VEPCO claiming delays of the energy delivery milestone date of June 1, 2000, under the VEPCO PPA as a result of transportation delays in the delivery of one of the VEPCO Unit's steam turbine generator to the Facility. The Partnership claimed a 21-day delay in the energy delivery milestone date for the first VEPCO Unit and a 9-day delay in the energy delivery milestone date for the second VEPCO Unit. In connection with this dispute, and as a result of the draw on the letters of credit, the Partnership issued a notice of default to VEPCO. In response to this notice of default, on August 17, 2000, VEPCO repaid the Partnership accrued interest on the letter of credit loans through August 31, 2000 and placed an amount equal to the draws on the two letters of credit into an escrow account pursuant to an escrow agreement dated August 17, 2000 among VEPCO, the Partnership and the Chase Manhattan Bank, as escrow agent, (the "Escrow Agreement") pending final resolution of this dispute.

      On December 13, 2000, the Partnership and VEPCO entered into a settlement agreement ("Settlement Agreement") relating to certain matters occurring or failing to occur prior to the date of the Settlement Agreement, including failure to achieve the energy delivery milestone and the force majeure claim as described above. Effective with the Settlement Agreement, the Escrow Agreement was terminated and the outstanding LOC loans of $9,300,000 were repaid in full. As a result of the Settlement Agreement, the Partnership reversed its estimated potential liability of $4,500,000 for incremental replacement power that it had recorded during the third quarter of 2000.

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

4. FACILITY CONTRACTS (Continued)

      On December 13, 2000, the Partnership and VEPCO entered into the Fourth Amendment to the VEPCO PPA (the "Fourth Amendment"). The following is a brief description of the significant provisions contained within the Fourth Amendment:

      (a) Additional energy payment - The VEPCO PPA specifies a monthly energy payment based on the amount of electricity delivered to VEPCO and an energy rate. The energy rate is $1.00 per megawatt-hour escalated by 3% per year. Under the terms of the Fourth Amendment, an additional energy payment ranging from $.30 per megawatt-hour to $1 per megawatt-hour based upon the average number of operating hours per start for the month will be earned by the Partnership. The lower the average operating hours per start the higher the additional energy payment. Both the energy payment and the additional energy payment are escalated by 3% per year.

      (b) Reservation payment adjustment - The reservation payment for each month of the initial term of the VEPCO PPA will be reduced by approximately $23,500 for each of the two VEPCO Units, for a total monthly reduction of approximately $47,000.

      (c) The Fourth Amendment establishes the Batesville control area as an authorized control center and clarified some of the provisions of the VEPCO PPA as they relate to forced outage hours and imbalance charges. VEPCO will hold the Partnership harmless from costs associated with VEPCO's control area redesignation and will pay for additional work performed by the Partnership related to the control center. Such costs would include any charges imposed by the Tennessee Valley Authority ("TVA") or Entergy Mississippi, Inc. ("Entergy") to bring about the change in control center. Deviation bands were established to limit the Partnership's responsibility for forced outage hours when the Batesville control area is the designated control area. In exchange, VEPCO was provided the ability to elect that the Partnership share responsibility for imbalance charges assessed by TVA or Entergy in lieu of accumulating forced outage hours for mismatches in generation in the event VEPCO elects to disestablish the Batesville control area.

      (d) The Partnership agreed to include CMS Trunkline as a valid interstate pipeline under the VEPCO PPA.

      Under the terms of the VEPCO PPA, VEPCO provided natural gas for the testing and commissioning of each of its Units. The Partnership was obligated to reimburse VEPCO for the delivered cost of such natural gas. The Partnership purchased approximately $7,375,000 of natural gas from VEPCO for the testing and commissioning of each of its Units. This amount has been recorded as a component of property, plant and equipment in the accompanying December 31, 2000 balance sheet.

      Under the terms of the VEPCO PPA, VEPCO acted as the Partnership's agent for the purpose of marketing and selling test energy generated during the testing and commissioning of the VEPCO Units. In return for VEPCO's services, the Partnership was obligated to pay VEPCO a marketing fee equal to $1.00 per MW hour of test energy sold plus a reimbursement for any reasonable costs related to the sale of such test energy. For the period May 23, 2000 through the commercial operations date under the VEPCO PPA, the Partnership recorded approximately $3,228,000, net of related marketing fees, from the sale of test energy during construction under this arrangement with VEPCO. This amount has been recorded as a reduction of property, plant and equipment in the accompanying December 31, 2000 balance sheet.

      The terms of the VEPCO PPA, as amended, require VEPCO to make payments to the Partnership including a reservation payment, an energy payment, an additional energy payment, a start-up payment, a system upgrade payment and a guaranteed heat rate payment.

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

4. FACILITY CONTRACTS (Continued)

      The reservation payment is a monthly payment based on the tested capacity of each VEPCO Unit adjusted to specific ambient conditions and the applicable reservation charge. The standard capacity reservation charge is $5.00 per megawatt per month, $6.00 per megawatt per month, and $4.50 per megawatt per month for contract years 1-5, 6-13, and 14-25, respectively. The supplemental (or augmented) capacity reservation charge is $3.25 per megawatt per month, $3.50 per megawatt per month, and $3.00 per megawatt per month for contract years 1-5, 6-13, and 14-25, respectively. The reservation payment may be adjusted downward due to low Unit reliability or availability. However, in the event of an extended forced outage the Partnership may elect to pay for or provide VEPCO with replacement power and, thereby, avoid a reduction in the reservation payment due to reduced availability. The Partnership invoiced VEPCO approximately $11,986,000 for reservation payments for the period from the commercial operations date through December 31, 2000. Under the terms of the Fourth Amendment, reservation payments for each month of the initial term will be reduced by approximately $23,500 for each of the two VEPCO Units, for a total monthly reduction of approximately $47,000. The total reservation payment adjustment for 2000 was approximately $142,000. Beginning in 2001 and through the end of the initial term the total reservation payment due from VEPCO will be reduced by approximately $47,000 per month.

      Due to the unavailability of testing data at the time of commercial operation of the VEPCO units, VEPCO and the Partnership agreed to fix the standard and supplemental capacities of the VEPCO Units under the power purchase agreement at 243 megawatts and 40 megawatts, respectively. The Partnership committed to retest for the standard capacity and supplemental capacity of the VEPCO units by September 30, 2000 and November 30, 2000, respectively. However due to the combustion turbine manufacturer's 80% load limitation, as described below, the retests were not conducted until after the removal of such advisory. The retests for VEPCO Unit #1 and VEPCO Unit #2 were completed on January 19, 2001 and December 22, 2000, respectively. As a result of the retests the standard capacity and supplemental capacity of VEPCO Unit #1 were adjusted to 243 megawatts and 38 megawatts, respectively, and the standard capacity and supplemental capacity of VEPCO Unit #2 were adjusted to 242 megawatts and 39 megawatts, respectively. The results of the standard and supplemental capacity tests became effective on the first day following the completion of such retests. As a result of the operational restrictions imposed by this technical advisory reductions in the 2000 reservation payment due to availability adjustments under the VEPCO PPA approximated $500,000.

      The energy payment is a monthly payment based on the amount of electricity delivered to VEPCO and an energy rate. The energy rate is $1.00 per megawatt-hour plus an additional energy payment ranging from $.30 to $1.00 per megawatt-hour. Both the Energy payment and the additional energy payment are escalated by 3% per year. The Partnership invoiced VEPCO approximately $338,000 for energy payments for the period from the commercial operations date through December 31, 2000.

      The start-up payment is a monthly payment based on the number of starts for each VEPCO Unit in excess of 250 per year and a start-up charge. The start charge is equal to $5,000 per Unit per start in excess of 250 starts per year. There were no start-up payments earned during the period from the commercial operations date through December 31, 2000.

      The system upgrade payment is a monthly payment based on VEPCO's receipt of a credit or discount for transmission service from the TVA and Entergy due to the Partnership's payment for system upgrades on TVA's or Entergy's transmission systems. The system upgrade payment is due only to the extent that VEPCO receives such transmission service credit or discount. As of December 31, 2000, VEPCO has received no credit or discount from TVA or Entergy for use of the TVA and Entergy transmission system upgrades. TVA and Entergy have been collecting the transmission service fees and have been providing the system upgrade payments directly to the Partnership as described below.

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

4. FACILITY CONTRACTS (Continued)

      The guaranteed heat rate payment is a monthly payment based on the difference between the actual operating efficiency of the VEPCO Units and the operating efficiency that the Partnership has guaranteed. If the actual operating efficiency of the VEPCO Units is higher than the operating efficiency that the Partnership has guaranteed, VEPCO is required to pay the Partnership the fuel cost savings that resulted from such higher efficiency. If the actual operating efficiency of the VEPCO Units is lower than the operating efficiency that the Partnership has guaranteed, the Partnership is required to pay VEPCO the fuel cost expense that resulted from such lower efficiency. As of December 31, 2000, the Partnership has been charged approximately $62,000 by VEPCO relating to the guaranteed heat rate.

      The VEPCO PPA is a tolling arrangement, whereby VEPCO is obligated to supply natural gas to each VEPCO Unit. VEPCO is obligated to arrange, procure, nominate, balance, transport and deliver to the Facility's lateral pipeline the amount of fuel necessary for each VEPCO Unit to generate its net electrical output.

      The VEPCO PPA requires the Partnership and VEPCO to work together to develop an annual schedule for the maintenance based upon VEPCO's projected dispatch schedule. The Partnership has agreed not to schedule maintenance during the months of June, July, August, September, January and February without VEPCO's consent. The first scheduled maintenance on VEPCO Unit #1 and VEPCO Unit #2 is anticipated to occur in May 2001.

      On May 21, 1998, the Partnership entered into the Aquila PPA. Under the terms of the Aquila PPA, the Partnership is obligated to sell, and Aquila is obligated to purchase, approximately 281 megawatts of electrical capacity and dispatchable energy generated from one of the three Units at the Facility at prices set forth in the Aquila PPA. UtiliCorp has appointed Aquila as its agent under the Aquila PPA. The initial term of the Aquila PPA is fifteen years and seven months, beginning on June 1, 2000. Aquila has the option of extending the term of the Aquila PPA for an additional five years by providing the Partnership written notice by the later of July 2013 or twenty-nine months prior to the expiration of the initial term.

      The Aquila PPA specified an energy delivery milestone deadline of June 1, 2000 for the Aquila Unit. On August 8, 2000, the energy delivery milestone of the Aquila Unit was achieved. During the period of delay, the Partnership had the option of electing to incur an adjustment to the reservation payment to be received under the Aquila PPA or to be responsible for the incremental replacement power costs during the period of delay. The Partnership elected to incur an adjustment to the reservation payments to be received under the Aquila PPA. The adjustment to the future reservation payments was determined by contract capacity, the duration of delay and a percentage factor for the month in which the delay occurred. As a result of the delay in achieving the energy delivery milestone, the reduction in reservation payments received for the period from the commercial operations date through December 31, 2000 approximated $1,335,000. The delay which caused the aforementioned reduction in reservation payments will have no impact on reservation payments earned under the Aquila PPA subsequent to December 31, 2000.

      Under the terms of the Aquila PPA, Aquila provided natural gas for the testing and commissioning of its Unit. The Partnership was obligated to reimburse Aquila for the delivered cost of such natural gas. The Partnership purchased approximately $4,602,000 of natural gas from Aquila for the testing and commissioning of its Unit. This amount has been recorded as a reduction of property, plant and equipment in the accompanying December 31, 2000 balance sheet.

      Under the terms of the Aquila PPA, Aquila acted as the Partnership's agent for the purpose of marketing and selling test energy generated during the testing and commissioning of the Aquila Unit. In return for Aquila's services, the Partnership was obligated to pay Aquila a marketing fee equal to $0.25 per MW hour of test energy sold plus a reimbursement for any reasonable costs related to the sale of such test energy. For the period from May 23, 2000 through the commercial operations date under the Aquila PPA, the Partnership recorded approximately $2,940,000, net of related marketing fees, from the sale of test energy during construction under this arrangement with Aquila. This amount has been recorded as a reduction of property, plant and equipment in the accompanying December 31, 2000 balance sheet.

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

4. FACILITY CONTRACTS (Continued)

      The terms of the Aquila PPA require Aquila to make payments to the Partnership including a reservation payment, an energy payment, a start-up payment, a system upgrade payment and a guaranteed heat rate payment.

      The reservation payment is a monthly payment based on the tested contract capacity of each Aquila Unit adjusted to specific ambient conditions and the applicable reservation charge. The capacity reservation charge for all contract capacity up to 267-megawatts is $4.90 per megawatt per month for the first 60 months and $5.00 per megawatt per month thereafter. The capacity reservation charge for all capacity in excess of 267-megawatts is $2.50 per megawatt per month through the term of the Aquila PPA. The reservation payment may be adjusted downward due to low Unit reliability or availability. However, in the event of an extended forced outage the Partnership may elect to pay for or provide Aquila with replacement power and, thereby, avoid a reduction in the reservation payment due to reduced availability. The Partnership invoiced Aquila approximately $5,954,000 for reservation payments, which amount was then reduced by the delay adjustment of approximately $1,335,000, for the period from the commercial operations date through December 31, 2000.

      Due to the unavailability of testing data at the time of commercial operation of the Aquila Unit, Aquila and the Partnership agreed to fix the standard and supplemental capacities of the Aquila Units under the power purchase agreement at 243 megawatts and 38 megawatts, respectively. The Partnership committed to retest for the standard and supplemental capacity of the Aquila Unit by November 30, 2000. However, due to the combustion turbine manufacturer's 80% load limitation, as described below, the Partnership was not able to perform the retests on or before November 30, 2000. The retests were completed on February 12, 2001. As a result of the retests the contract capacity and surplus supplemental capacity were adjusted to 267 megawatts and 14 megawatts, respectively. The results of such tests became effective on February 13, 2001. As a result of the operational restrictions imposed by this technical advisory reductions in the 2000 reservation payment due to availability adjustments under the Aquila PPA approximated $245,000.

      The energy payment is a monthly payment based on the amount of electricity delivered to Aquila and an energy rate. The energy rate is $1.00 per megawatt-hour escalated by the rate of change in the gross domestic product implicit price deflator index. The Partnership invoiced Aquila approximately $205,000 for energy payments for the period from the commercial operations date through December 31, 2000.

      The start-up payment is a monthly payment based on the number of starts for the Aquila Unit in excess of 200 per year and a start charge. The start charge is equal to $5,000 per Unit per start. There were no start-up payments earned during the period from the commercial operations date through December 31, 2000.

      The system upgrade payment is a monthly payment based on Aquila's receipt of a credit or discount for transmission service from TVA or Entergy due to the Partnership's payment for system upgrades on TVA's or Entergy's transmission systems. The system upgrade payment is due only to the extent that Aquila receives such transmission service credit or discount. As of the end of December 2000, Aquila had received no credit or discount from TVA or Entergy for use of the TVA and Entergy transmission system upgrades. TVA and Entergy have been collecting the transmission service fees and have been providing the system upgrade payment directly to the Partnership as described below.

      The guaranteed heat rate payment is a monthly payment based on the difference between the actual operating efficiency of the Aquila Unit and the operating efficiency that the Partnership has guaranteed. If the actual operating efficiency of the Aquila Unit is higher than the operating efficiency that the Partnership has guaranteed, Aquila is required to pay the Partnership the fuel cost savings that resulted from such higher efficiency. If the actual operating efficiency of the Aquila Unit is lower than the operating efficiency that the Partnership has guaranteed, the Partnership is required to pay Aquila the fuel cost expense that resulted from such lower efficiency. As of December 31, 2000, the Partnership had been charged approximately $40,000 by Aquila relating to the guaranteed heat rate.

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

4. FACILITY CONTRACTS (Continued)

      The Aquila PPA is a tolling arrangement, whereby Aquila is obligated to supply natural gas to the Aquila Unit. Aquila is obligated to arrange, procure, nominate, balance, transport and deliver to the Facility's lateral pipeline the amount of fuel necessary for the Aquila Unit to generate its net electrical output.

      The Aquila PPA requires the Partnership and Aquila to work together to develop an annual schedule for the maintenance of the Aquila Unit based upon Aquila's projected dispatch schedule. The Partnership has agreed not to schedule maintenance during the period from June 15 through September 15 of any calendar year without Aquila's consent. The first scheduled maintenance is anticipated to occur in late April 2001.

      For the period between February 25, 2000 and May 23, 2000, the Partnership was a party to a power purchase agreement with TVA for the sale of test energy generated during testing and commissioning of the Facility ("Test Energy Agreement"). As of December 31, 2000, the Partnership had recorded approximately $1,447,000 from the sale of test energy to TVA. This amount has been recorded as a reduction of property, plant and equipment in the accompanying December 31, 2000 balance sheet.

      The Partnership is entitled to receive transmission system upgrade credits in the amount of incremental revenue received by the TVA and Entergy for transmission services procured for the delivery of energy from the Facility. As of December 31, 2000, the Partnership earned transmission system upgrade credits of approximately $1,692,000 and $2,082,000 from the TVA and Entergy, respectively. Approximately $1,549,000 of these credits received during the testing and commissioning of the Units have been capitalized as a reduction of property, plant and equipment in the accompanying December 31, 2000 financial statements.

      On July 22, 1998, the Partnership entered into a $241 million fixed price Turnkey Engineering, Procurement and Construction Contract ("Construction Agreement"), including change orders, with BVZ Power Partners/Batesville ("BVZ"), a joint venture formed by H.B. Zachary Company and a subsidiary of Black & Veatch, LLP. The obligations of BVZ are guaranteed by Black & Veatch, LLP and the entire Construction Agreement is backed by a performance bond. Under the terms of the Construction Agreement, BVZ had committed to develop and construct the Facility subject to the terms, deadlines and conditions set forth in the Construction Agreement. In the event the construction and start-up to specified performance levels of the two VEPCO Units and the Aquila Unit had not occurred on or prior to August 2, 2000, July 31, 2000 and July 31, 2000, as adjusted under the terms of the Construction Agreement ("Guaranteed Completion Dates"), respectively, then BVZ would be required under the contract to pay liquidated damages, subject to limits. The Guaranteed Completion Dates included extensions as a result of; (1) the settlement of a force majeure event, and (2) resolutions of issues related to the quality of water provided by the Partnership. In addition, the Partnership reimbursed BVZ approximately $325,000 of the costs associated with the work performed on the water treatment system.

      BVZ was required to pay delay liquidated damages of $43,333 per day per Unit for failure to complete the construction and start-up of any Unit to specified minimum performance levels on or prior to one day after the Guaranteed Completion Date. Based on the dates of completion of construction and start-up of the Aquila Unit and the VEPCO Units, BVZ paid the Partnership approximately $693,000 of delay liquidated damages. The delay liquidated damages did not fully compensate the Partnership for the delay delivery adjustments under the Aquila PPA or other costs associated with delays.

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

4. FACILITY CONTRACTS (Continued)

      On September 18, 2000, the Partnership received a technical advisory from the combustion turbine manufacturer on which warned of the potential for hot gas leakage from flanged connections within the turbine enclosure and limited all three combustion turbines to 80% load. In response to this technical advisory, the combustion turbine manufacturer issued a product modification to upgrade the flange connections and to install additional equipment monitors. Work on the product modifications began before the end of November 2000 and all work was completed and the 80% load restriction was removed by January 12, 2001. As a result of the operational restrictions imposed by this technical advisory, reductions in the 2000 reservation payment due to availability adjustments under the VEPCO PPA and the Aquila PPA approximated $500,000 and $245,000, respectively.

      During an inspection of the second VEPCO Unit's combustion turbine on May 9, 2000, damage to the compressor blades was discovered. The combustion turbine manufacturer was notified and additional technical support was dispatched to the Facility to determine the cause and extent of the damage and to assist in repairs. During the subsequent investigation and inspection to determine the cause of the damage, impact and/or rubbing damage were identified in each of the 16 stages of the second VEPCO Unit's compressor. All compressor and combustion turbine repairs were completed and the Unit resumed testing on June 12, 2000. Excluding the costs incurred by the Partnership, the cost of the repairs was approximately $1,698,080. Included in such amount is approximately $595,000 of costs recovered by BVZ as a named insured under the Partnership's insurance policy. These costs were substantially covered through insurance. On March 9, 2001, the Partnership submitted a claim of approximately $1,675,000 to the insurance company. This amount represents the direct costs and delay in opening costs incurred by the Partnership as a result of the compressor damage.

      As of December 31, 2000 and 1999, engineering, procurement and construction was approximately 100% and 93% complete, respectively, and total costs incurred to date under the Construction Agreement were approximately $240,789,000 and $222,664,000, respectively, including retainage. Pursuant to the terms of the Construction Agreement, on December 27, 2000 the Partnership released all retainage, except for $250,000, to BVZ. This amount will be retained by the Partnership pending completion of certain warranty work to be performed by BVZ. As of December 31, 2000 and 1999, the Partnership had approximately $3,561,000 and $11,091,000, respectively of outstanding accounts payable under the Construction Agreement.

      BVZ and several suppliers of equipment to the Facility are currently engaged in a dispute regarding payment of delay liquidated damages to BVZ. BVZ claims that such suppliers owe BVZ approximately $5,600,000 in delay liquidated damages. BVZ intends to set off or withhold such amount owed by these suppliers from payments due to such suppliers. The equipment supplied to the Facility by each of these equipment suppliers constitute direct purchases by the Partnership. Although the Partnership has contracted directly with these suppliers for such equipment, BVZ is responsible for the obligations and liabilities of such suppliers and BVZ in the Construction Agreement agreed to hold the Partnership harmless from the claims of such contractors. Final resolution of this dispute has not occurred.

      The Partnership entered into a contract with Kruger, Inc. ("Kruger") dated September 15, 1999 for the supply of water pretreatment system equipment. The lump sum price for this contract was approximately $415,000, which included all costs associated with the engineering, manufacturing and delivery of the water pretreatment system equipment. The water pretreatment equipment was delivered to the Facility during January 2000. As of December 31, 2000, the contract had been paid in full.

      The Partnership entered into a contract with Lauren Constructors, Inc. ("Lauren") dated October 19, 1999 for the engineering, procurement and construction of a water pretreatment system. The water pretreatment system operates to help ensure that water supplied to the Facility is of the quality specified in the Construction Agreement with BVZ. The lump sum price for this contract was $1,892,000, including change orders. As of December 31, 2000, the water pretreatment system had been completed and the contract paid in full.

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

      4. FACILITY CONTRACTS (Continued)

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

      The TVA Interconnection Agreement provided for the cost of the interconnection facilities of approximately $4,730,000 and system upgrades of approximately $7,731,000 to be paid by the Partnership. As of December 31, 2000, the interconnection facilities and upgrades have been completed and total costs incurred under the TVA Interconnection Agreement were approximately $12,461,000. The Partnership is entitled to receive system upgrade credits in the amount of incremental revenue received by Tennessee Valley Authority for future transmission services procured for the delivery of energy from the Facility. The amount of such credits may not exceed the total cost of the system upgrades of $7,731,000 paid for by the Partnership. As of December 31, 2000, the Partnership received system upgrade credits of approximately $1,629,000 from the TVA. Approximately $873,000 of such credits received during the testing and commissioning of the Units have been capitalized as a reduction of property, plant and equipment in the accompanying December 2000 financial statements.

      The Entergy Interconnection Agreement has a term of thirty-five years from the date when the interconnection facilities was completed, automatically extending for subsequent five-year periods.

      The Entergy Interconnection Agreement provided for the cost of the interconnection facilities of approximately $966,000 and system upgrades of approximately $6,560,000 to be paid by the Partnership. As of December 31, 2000, the interconnection facilities and system upgrades have been completed and total costs incurred under the Entergy Interconnection Agreement were approximately $7,526,000. The Partnership is entitled to receive system upgrade credits in the amount of incremental revenue received by Entergy for future transmission services procured for the delivery of energy from the Facility. The amount of such credits may not exceed the total cost of the system upgrades of $6,560,000 paid for by the Partnership. As of December 31, 2000, the Partnership received system upgrade credits of approximately $1,990,000 from Entergy. Approximately $676,000 of these credits received during the testing and commissioning of the Units have been capitalized as a reduction of property, plant and equipment in the accompanying December 31, 2000 financial statements.

      The Partnership entered into an interconnection agreement with ANR Pipeline Company ("ANR") dated July 29, 1998 to establish an interconnection between the ANR interstate natural gas pipeline system and the Partnership's lateral natural gas pipeline. Each party was required design, engineer, and construct its portion of the interconnection, own title to its interconnection and is responsible for insuring those interests.

      Under the terms of the interconnection agreement the Partnership was required to reimburse ANR for all reasonable costs, up to $250,000, incurred by ANR with respect to the design, engineering, construction, testing and placing in service of the ANR interconnection facilities. As of December 31, 2000, the ANR interconnection facilities were completed and the Partnership reimbursed ANR approximately $250,000 of such costs. The Partnership may also be required to reimburse ANR for, and hold ANR harmless against, any incremental federal taxes that will be due by ANR if the costs of the ANR interconnection facilities are deemed to be a contribution in aid of construction under the Internal Revenue Code. ANR must use commercially reasonable efforts to minimize such costs.

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

4. FACILITY CONTRACTS (Continued)

      Each party is generally responsible for the operation, repair and replacement of its portion of the interconnection facilities, and for all associated cost, expense and risk. ANR operates and performs minor maintenance within the capability of ANR's technicians on the gas measurement equipment, operates, but does not maintain, that portion of the Partnership's interconnection facilities located on ANR owned land, and, in the case of an emergency involving the Partnership's interconnection facilities, will take such steps and incur such expense as ANR determines are necessary to abate the emergency and to safeguard life and property. The Partnership will reimburse ANR for all costs and expenses incurred by ANR with respect to such emergencies.

      All gas delivered by ANR to the Partnership at the interconnection facilities must conform to specifications set forth in ANR's tariff and is delivered at ANR's prevailing line pressure. The Partnership and ANR must each make reasonable efforts to control their respective prevailing line pressure to permit gas to enter the Partnership's lateral pipeline.

      Custody of the gas transfers from ANR to the Partnership's power purchasers after it passes through the custody transfer point. The custody transfer point is located where the ANR interconnection facilities and the Partnership's interconnection facilities are connected. The actual quantity of gas delivered by ANR to the Partnership is determined using the recorded meter information at this custody transfer point.

      The ANR interconnection agreement is in full force and effect until terminated by the mutual agreement of both parties or the Partnership's final removal and/or abandonment of the Partnership's interconnection facilities. Upon notice, either party may terminate the ANR interconnection agreement if the other party materially breaches its obligations.

      The Partnership entered into a facilities agreement with Tennessee Gas Pipeline Company ("Tennessee Gas") dated June 23, 1998 to establish tap facilities and connecting facilities for an interconnection between the Tennessee Gas natural gas pipeline system and the Partnership's lateral natural gas pipeline. Tennessee Gas was required to design, engineer, install, construct, inspect, test and own the tap facilities. The Partnership was required to design, install, construct and test the connecting facilities. Tennessee Gas has the right of access to the connecting facilities installed by the Partnership to install tap facilities and to inspect, test and witness the Partnership's testing of the connecting facilities. Each party was required to ensure its work under the facilities agreement was in accordance with Tennessee Gas's design specifications, sound and prudent gas industry practice and applicable laws.

      Under the terms of the facilities agreement the Partnership was required to reimburse Tennessee Gas for all costs incurred by Tennessee Gas with respect to the design, engineering, installation construction, and testing of the tap facilities and any expenses incurred by Tennessee Gas with respect to the installation of the connecting facilities. The tap facilities have been completed and the Partnership reimbursed Tennessee approximately $297,000 of such costs. As of December 31, 2000, the Partnership had outstanding accounts payable to Tennessee Gas of approximately $86,000.

      Tennessee Gas is responsible for the operation, repair, replacement and maintenance of the tap facilities, and for all associated cost, expense and risk. The Partnership will provide support for any regulatory authorization or permitting requirements for the tap facilities. Tennessee Gas has the right to inspect the connecting facilities at all reasonable times to ensure that the facilities are installed, operated and maintained correctly.

      The Tennessee Gas interconnection agreement is in full force and effect until the final removal and/or abandonment of the tap facilities and connecting facilities, unless terminated by the Partnership or by Tennessee Gas as a result of the Partnership's failure to make timely payments, if gas has not flowed through the connecting facilities for the previous period of 12 consecutive months or in the event the Partnership has caused the connecting facilities to be disconnected or removed. Tennessee Gas cannot cause the final removal and/or abandonment of the tap facilities and connecting facilities without approval of the Federal Energy Regulatory Commission.

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

4. FACILITY CONTRACTS (Continued)

      The Partnership entered into three contracts aggregating approximately $9,164,000, including change orders for the design and construction of an electrical substation and transmission line system (the "Partnership's Interconnection Facilities"). The Partnership's Interconnection Facilities are designed to enable the Partnership to deliver the output of the Facility to the Tennessee Valley Authority and Entergy Mississippi, Inc. interconnection facilities.

      The Partnership entered into a contract with Lauren Constructors, Inc. ("Lauren") dated January 13, 1999 for the design, engineering, procurement, construction and testing of electrical substation and transmission lines that interconnect to the TVA and Entergy transmission systems. The lump sum price for this contract was approximately $4,761,000 including change orders. As of December 31, 2000, the contract was completed and paid in full.

      The Partnership entered into a contract with North American Transformer, Inc. ("North American") dated as of January 13, 1999 for the supply of four single phase transformers that have been incorporated into the Partnership's electrical substation. The lump sum price for this contract was approximately $3,681,000, including change orders. As of December 31, 2000, the contract was completed and paid in full.

      The Partnership entered into a contract with Siemens Power Transmission and Distribution, LLC ("Siemens") dated as of January 13, 1999 for the supply of thirteen circuit breakers that have been incorporated into the Partnership's electrical substation. The lump sum price for this contract was approximately $722,000, including change orders. As of December 31, 2000, the contract was completed and paid in full.

      The Partnership entered into three contracts aggregating approximately $18,686,000, including change orders for the construction of the Facility's gas lateral pipeline and the pipelines through which the Facility receives water and disposes of waste water (collectively the "Infrastructure"). Pursuant to change orders effective November 1, 1999, the Partnership transferred these contracts to Panola County, Mississippi ("Panola County"). As described more fully below, the Partnership has leased the Infrastructure under terms which provide the Partnership with the operational control and responsibility for the Infrastructure, and with the use of the Infrastructure for the full projected requirements of the Facility.

      The Partnership entered into agreements with State of Mississippi governmental entities. Under an "Inducement Agreement," (i) the State of Mississippi agreed to issue general obligations bonds (the "Municipal Bonds") to finance the Infrastructure, (ii) Panola County (and ultimately the Industrial Development Authority of Panola County ("IDA")) agreed to assume ownership of the Infrastructure, and (iii) the Partnership agreed to operate and maintain both the Facility and the Infrastructure. As contemplated by the Inducement Agreement, the Partnership has transferred to Panola County the construction contracts relating to the Infrastructure and its title to the Infrastructure together with permanent easements and real estate rights relating to the Infrastructure sites. The Partnership paid the cost of constructing the Infrastructure until the State of Mississippi issued the Municipal Bonds to finance the Infrastructure and these transfers had been made. The State of Mississippi has reimbursed the Partnership for the costs that it incurred for development and easement acquisition activities and for the construction of the Infrastructure after April 11, 1999 and has paid substantially all remaining costs due under the Infrastructure contracts. The maximum aggregate amount of costs paid by the State of Mississippi under the Infrastrusture contracts could not exceed $17,000,000. As of December 31, 2000, the State of Mississippi had expended approximately $16,159,000 of such funds. The Partnership received approximately $14,278,000 in 1999 of these funds as a reimbursement. The reimbursement received in 1999 was reflected as a reduction in land and easements and construction in progress of approximately $899,000 and $13,379,000, respectively, in the accompanying 1999 financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

4. FACILITY CONTRACTS (Continued)

      Under the Inducement Agreement, the Partnership must maintain the Facility and keep the Facility capable of being operated other than during periods when the Facility is not available because of maintenance or repair or for reasons beyond the Partnership's control, and to perform the Partnership's obligations under the other Infrastructure agreements. In the event the Partnership fails to do so, the Partnership would be responsible for paying to the State an amount equal to (1) the outstanding principal amount of the Municipal Bonds times a fraction the numerator of which is the number of months remaining in the term of these bonds and the denominator of which is the original number of months in the term of these bonds plus (2) accrued interest on that principal amount plus (3) the costs of redeeming these bonds.

      The Partnership entered into agreements with the County and the IDA that allows the Partnership to use the Infrastructure. The Partnership entered into one agreement with respect to the natural gas lateral pipeline and one with respect to the water supply and wastewater discharge systems. Each of these agreements is in the form of a lease each with an initial term of 30 years. In return for the Partnership's use of the Infrastructure, the Partnership must operate and maintain, or arrange for the operation and maintenance of, the Infrastructure and to pay for all operation and maintenance expenses. The operation and maintenance of the natural gas lateral pipeline is currently performed by Reliant Energy Pipeline Services, Inc. ("Reliant") and the operation of the water supply and wastewater discharge systems is performed by Cogentrix Batesville Operations, LLC (the "Operator"). The Partnership pays Reliant a monthly fee of approximately $5,625 to maintain the natural gas lateral pipeline. Maintenance of the water supply and wastewater discharge systems is outsourced to a third party. The Partnership pays Aquila Energy Marketing Corporation a monthly fee of approximately $10,000 to manage the natural gas that flows through the natural gas lateral pipeline. The Partnership currently expects that the City of Batesville, Mississippi will be an additional user of the capacity of the natural gas lateral pipeline which is in excess of the capacity required to operate the Facility. The Partnership currently expects that there may be additional users in the future of the water supply and wastewater discharge systems. In the case of any such additional user of the water infrastructure, the Partnership has approval rights over the terms and conditions (including cost sharing, indemnification and any restrictions resulting from regulatory limitations) pursuant to which such additional users will be provided access to use the water infrastructure.

      In consideration for the approval to locate a portion of the Infrastructure in Yalobusha County, Mississippi and the Coffeeville School District, the Partnership entered into an agreement with Yalobusha County, Mississippi, and the Coffeeville School District to pay them an aggregate amount equal to $1,500,000. This payment is due on or before the first day of February following the first full calendar year after the year in which the Facility was certified substantially complete which occurred on December 5, 2000. This payment will constitute a credit against future amounts, if any, of any ad valorem real and/or personal property taxes assessable against and leviable on or with respect to the assessable interest of the Partnership in the water intake Infrastructure. The Partnership estimates that this payment will be made in January 2002.

      Finally, in consideration for its use of the Infrastructure, the Partnership pays Panola Partnership, Inc. (a County governmental entity) a yearly payment equal to $300,000, which escalates annually, so long as the Inducement Agreement and the use agreements described above remain in effect and are not terminated, other than as a result of a default by the Partnership. During 2000, the Partnership made payments of approximately $125,000 under this agreement.

      The Partnership entered into a water supply storage agreement with the United States of America ("the Government"), represented by the District Engineer of the Vicksburg District of the United States Army Corps of Engineers (the "District Engineer"), that provides for storage in Enid Lake of the Partnership's industrial water supply. Enid Lake is approximately 15 miles south of the site of the Facility. The United States Army Corps of Engineers pursuant to the Flood Control Act of March 28, 1928, as amended, constructed and now operates the lake to control flooding in the region.

      The Water Supply Storage Agreement continues for the life of the Government's Enid Lake project. In the event the Government no longer operates Enid Lake, the Partnership's rights associated with storage may continue subject to the execution of a separate agreement or additional supplemental agreement with the new operator.

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

4. FACILITY CONTRACTS (Continued)

      The Partnership has an undivided 7.8% of the storage space in Enid Lake that is estimated to contain 4,500 acre-feet after adjustments for sediment deposits. The Partnership may withdraw water from Enid Lake to the extent that its storage space allows.

      The Partnership must pay to the Government an amount equal to the cost allocated to the water storage rights acquired by the Partnership, which is 7.8% of the water storage rights at Enid Lake. The Partnership's cost is estimated to be $1,100,000, subject to adjustments for the year the initial payment is made. This cost is payable over the life of the Enid Lake flood control project, but not to exceed 30 years from the due date of the first annual payment. The first payment was required to be made on the earlier of 30 days after the Partnership's initial use of the storage or within 24 months after the Partnership's notification by the District Engineer that this water supply storage agreement is effective. The first payment totaling $102,400 was made and charged to expense in July 2000.

      The unpaid balance of the Partnership's storage cost will accrue interest at a rate determined pursuant to Section 932 of the 1986 Water Resources Development Act. In 1998, the rate was 6.75%. At this interest rate the Partnership's combined yearly principal and interest payments would total approximately $81,800, with the first payment to be applied solely against the principal. Subsequent to the first payment in 2000, the interest rate will be adjusted at five-year intervals.

      In addition to the annual water storage cost, the Partnership must pay, annually, 0.682% of (i) the costs of any repair, rehabilitation or replacement of Enid Lake features as a result of any joint use with another entity utilizing Enid Lake and (ii) the annual joint use operation and maintenance expenses.

      The Partnership entered into an Ad Valorem Tax Contract dated as of August 28, 1998, with the County of Panola, Mississippi, the City of Batesville, Mississippi, the Mississippi Department of Economic and Community Development acting for and on behalf of the State of Mississippi and the Panola County Tax Assessor/Collector (the "Government Entities"). The Government Entities granted to the Partnership several tax reductions and incentives to construct the Facility in Batesville. The Government Entities have agreed that the Partnership is eligible for a fee-in-lieu-of-taxes of not less than one-third of the Partnership's state and local taxes.

      The fee-in-lieu-of-taxes amount which the Partnership must pay equals one-third of the taxes assessed against the Partnership, the Facility, inventories and any assessable interest of the industrial water supply system, the wastewater disposal system, the fire protection system and the lateral gas pipeline, provided that the fee-in-lieu-of-taxes amount will never be less than $1,900,000 per year. The fee-in-lieu-of-taxes is also subject to all millage changes.

      The fee-in-lieu-of-taxes is for a 10-year period beginning on the first January 1st after the Facility was substantially completed, which occurred on December 5, 2000. To the extent lawfully available, the Government Entities will apply this agreement to any expansions, improvements or equipment replacements provided that the Partnership complies with its material obligations under this ad valorem tax agreement.

      The Partnership must maintain the Facility and keep it capable of being operated other than during periods when the Facility is not available because of maintenance or repair or for reasons beyond the Partnership's control. If the Partnership fails to do so, this agreement will terminate on the January 1st following the Partnership's failure.

      Through a letter agreement dated July 20, 1998, the Partnership committed to purchase, and Westinghouse Power Generation agreed to sell, combustion turbine parts for the Facility. The price for the initial order of parts was approximately $2,096,000. The Partnership receives a 20% discount from the original agreement price adjusted for inflation for any subsequent orders. As of December 31, 2000 and 1999, the Partnership had purchased and received approximately $3,537,000 and $734,000 of spare parts under this agreement.

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

4. FACILITY CONTRACTS (Continued)

      These and other contracts and activities incident to operation of the Facility require various other commitments and obligations by the Partnership. Additionally, the contracts contain various restrictive covenants, which allow the contracted party to terminate the contract upon the occurrence of specified events or, in certain cases, default under other contractual commitments.

5. FINANCING

      Effective August 28, 1998, the Partnership entered into agreements with a financial institution (the "Bank"), that provided for financing in the amount of $180,000,000 (the "Tranche A Credit Facility"). Borrowings from this financing were used for the development and construction of the Facility. These agreements also contemplated circumstances under which LSP Batesville Funding Corporation ("Funding") and Holding would enter into agreements whereby they would issue bonds in the amounts of $100,000,000 (the "Tranche B Bond Facility") and $50,000,000 (the "Tranche C Bond Facility"), respectively, in order to further finance the construction of the facility. The terms and conditions of the Tranche B Bond Facility and Tranche C Bond Facility were set forth in a letter agreement (the "Letter Agreement") entered into among the Partnership, Holding and Funding (collectively, the "Borrowers") and the Bank. Bonds under the Tranche B Bond Facility and Tranche C Bond Facility were never issued.

      Pursuant to the Letter Agreement, the Borrowers and the Bank, as underwriter, also agreed to pursue a capital markets offering during the last quarter of 1998. However, due to unfavorable capital markets conditions, the capital markets offering was not completed. Alternatively, on December 15, 1998, the Partnership amended and restated the financing agreements entered into on August 28, 1998. The amended and restated agreements provided for financing in the amount of $305,000,000. The new financing consisted of a $305,000,000 three-year loan facility (the "Bank Credit Facility") entered into among the Partnership and a consortium of banks.

      A common agreement (the "Common Agreement") tied all of the financing agreements together and set forth, among other things: (a) terms and conditions upon which loans and disbursements were to be made under the Bank Credit Facility; (b) the mechanism for which loan proceeds, operating revenues, equity contributions and other amounts received by the Partnership were disbursed to pay construction costs, operations and maintenance costs, debt service and other amounts due from the Partnership; (c) the conditions which had to be satisfied prior to making distributions from the Partnership; and (d) the covenants and reporting requirements the Partnership was required to be in compliance with during the term of the Common Agreement.

      The Common Agreement prohibited the Partnership from making any distributions to its partners while loans made under the Bank Credit Facility were outstanding.

      The Common Agreement also required the Partnership to set aside cash reserves for the cost of performing periodic major maintenance on the Facility, including turbine overhauls, and the credit support, if any, that the Partnership is required to provide to Aquila under the Aquila PPA.

      Effective August 28, 1998, the Partnership entered into a Letter of Credit and Reimbursement Agreement (the "LOC Agreement") with the Bank that provides for letter of credit commitments aggregating $16,980,000. The LOC Agreement provides for the Bank to issue three separate letters of credit ("Letter of Credit A", "Letter of Credit B" and "Letter of Credit C"). The letters of credit will be used to provide security in favor of VEPCO to support the Partnership's obligations under the VEPCO PPA. The LOC Agreement requires the Partnership to pay commitment fees quarterly in arrears, at varying rates on each letter of credit commitment until the expiration of each letter of credit commitment. The Partnership is required to reimburse the Bank for any drawings made by VEPCO under the letters of credit.

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

5. FINANCING (Continued)

      The Bank had issued Letter of Credit A and Letter of Credit B each in the amount of $5,660,000 as security for the Partnership's potential incremental replacement power obligation under the VEPCO PPA until the earlier of June 1, 2000 and the commercial operations date. On July 21, 2000, VEPCO issued a draw of approximately $4,650,000 on each of Letter of Credit A and Letter of Credit B (see Note 4). The draws on Letter of Credit A and Letter of Credit B each converted into 5-year loans ("LOC Loans"). Principal amounts under each LOC Loan were repayable in 20 equal quarterly installments of approximately $232,487 on each March 31, June 30, September 30, and December 31 commencing on the first such date subsequent to the commercial operations date of the VEPCO Units. On September 30, 2000, the Partnership made principal payments under the LOC Loans aggregating approximately $464,974. During 2000, the Partnership paid approximately $307,000 in interest on the LOC Loans. VEPCO reimbursed the Partnership approximately $198,000 of such interest on the LOC loans. Interest on the outstanding LOC Loans was based on 1.50% to 1.625% above the selected London Interbank Offered Rate ("LIBOR") term of one month. On December 13, 2000, VEPCO repaid the Partnership's outstanding LOC loans of $9,300,000 in full (see
Note 4).

      Letter of Credit C was issued in the amount of $5,660,000 on the commercial operations date of the VEPCO Units as security for the Partnership's future obligations under the VEPCO PPA.

      On May 21, 1999, the Partnership and Funding issued two series of Senior Secured Bonds (the "Bonds") in the following total principal amounts:
$150,000,000 7.164% Series A Senior Secured Bonds due 2014 and $176,000,000
8.160% Series B Senior Secured Bonds due 2025. Interest is payable semiannually on each January 15 and July 15, commencing January 15, 2000, to the holders of record on the immediately preceeding January 1 and July 1. On January 15, 2000, the Partnership made interest payments aggregating approximately $16,320,000. Interest is computed on the basis of a 360-day year consisting of twelve 30-day months. The interest rate on the Bonds may be increased under the circumstances described below.

      A portion of the proceeds from the issuance of the Bonds was used to repay the $136,600,000 of outstanding loans under the Bank Credit Facility. The remaining proceeds from the issuance of the Bonds were used to pay a portion of the costs of completing the Facility.

      Effective May 21, 1999, the Common Agreement was amended and restated in connection with the issuance of the Bonds (the "Amended and Restated Common Agreement"). The Amended and Restated Common Agreement sets forth, among other things: (a) the mechanism by which Bond proceeds, operating revenues, equity contributions and other amounts received by the Partnership are disbursed to pay construction costs, operations and maintenance costs, debt service and other amounts due from the Partnership and (b) the conditions which must be satisfied prior to making distributions from the Partnership.

      The Amended and Restated Common Agreement provides that the following conditions must be satisfied before making distributions from the Partnership to its partners: (1) the Partnership must have made all required disbursements to pay operating and maintenance expenses, management fees and expenses and debt service; (2) the Partnership must have set aside sufficient reserves to pay principal and interest payments on the Exchange Bonds and its other senior secured debt; (3) there cannot exist any default or event of default under the Trust Indenture for the Exchange Bonds; (4) the Partnership's historical and projected debt service coverage ratios must equal or exceed the required levels;
(5) the Partnership must have sufficient funds in its accounts to meet its ongoing working capital needs; (6) the Facility must be complete; and (7) the distributions must be made after the last business day of September 2000.

      The Amended and Restated Common Agreement requires that the Partnership set aside reserves for: (1) payments of scheduled principal and interest on the Exchange Bonds and the other senior secured debt of the Partnership and the Funding Corporation; (2) the cost of performing periodic major maintenance on the Facility, including turbine overhauls; and (3) the credit support, if any, that the Partnership is required to provide to Aquila under the Aquila PPA. As of December 31, 2000

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

5. FINANCING (Continued)

the Partnership has funded reserve accounts for scheduled principal and interest on the Exchange Bonds and periodic major maintenance on the Facility in the amounts of $13,000,000 and $3,000,000, respectively. Such reserve accounts are reflected as Investments held by Trustee-restricted on the accompanying December 31, 2000 balance sheet.

      The Partnership and Funding filed a registration statement with the Securities and Exchange Commission (the "SEC") for a registered offer to exchange the Bonds for two series of debt securities (the "Exchange Bonds") which are in all material respects substantially identical to the Bonds. The registration statement became effective on March 7, 2000. Upon such registration becoming effective, the Partnership and Funding offered the Exchange Bonds in return for surrender of the Bonds. Interest on each Exchange Bond accrued from January 15, 2000, the last date interest on the surrendered Bonds was paid. On July 15, 2000, the Partnership paid $12,648,883 of interest on the Exchange Bonds, including approximately $95,100 of additional interest as a result of not filing the registration statement within 270 days of the issuance of the Bonds. On January 15, 2001, the Partnership made interest payments aggregating approximately $12,433,000.

      Principal payments are payable on each January 15 and July 15, commencing on July 15, 2001. Scheduled maturities of the Exchange Bonds are as follows:

2001........................................................   $ 4,125,000
2002........................................................     7,575,000
2003........................................................     7,125,000
2004........................................................     7,575,000
2005........................................................     9,600,000
Thereafter..................................................   290,000,000
                                                              ------------
Total.......................................................  $326,000,000
                                                              ============

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

      The Exchange Bonds are redeemable, at the option of the Partnership and Funding, at any time in whole or from time to time in part, on not less than 30 nor more than 60 days' prior notice to the holders of that series of Exchange Bonds, on any date prior to its maturity at a redemption price equal to 100% of the outstanding principal amount of the Exchange Bonds being redeemed, plus accrued and unpaid interest on the Exchange Bonds being redeemed and a make-whole premium. In no event will the redemption price ever be less than 100% of the principal amount of the Exchange Bonds being redeemed plus accrued and unpaid interest thereon.

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

5. FINANCING (Continued)

      The Exchange Bonds are redeemable at the option of the bondholders if funds remain on deposit in the distribution account for at least 12 months in a row, and the Partnership and Funding cause the bondholders to vote on whether the Partnership and Funding should use those funds to redeem the Exchange Bonds, and holders of at least 66 2/3% of the outstanding Bonds vote to require the Partnership and Funding to use those funds to redeem the Exchange Bonds. If the Partnership is required to redeem Bonds with those funds, then the redemption price will be 100% of the principal amount of the Exchange Bonds being redeemed plus accrued and unpaid interest on the Exchange Bonds being redeemed. In addition, if LS Power, LLC, Cogentrix Energy, Inc. and/or any qualified transferee collectively cease to own, directly or indirectly, at least 51% of the capital stock of Energy (unless any or all of them maintain management control of the Partnership), or LS Power, LLC, Cogentrix Energy, Inc. and/or any qualified transferee collectively cease to own, directly or indirectly, at least 10% of the ownership in the Partnership, then the Partnership and Funding must offer to purchase all of the Exchange Bonds at a purchase price equal to 101% of the outstanding principal amount of the Exchange Bonds plus accrued and unpaid interest unless the Partnership and Funding receive a confirmation of the then current ratings of the Bonds or at least 66 2/3% of the holders of the outstanding Bonds approve the change in ownership.

      The Trust Indenture for the Exchange Bonds (the "Trust Indenture") entered into among the Partnership, Funding and The Bank of New York, as Trustee (the "Trustee") contains covenants including, among others, limitations and restrictions relating to additional debt other than the Exchange Bonds, Partnership distributions, new and existing agreements, disposition of assets, and other activities. The Trust Indenture also describes events of default which include, among others, events involving bankruptcy of the Partnership or Funding, failure to make any payment of interest or principal on the Exchange Bonds and failure to perform or observe in any material respect any covenant or agreement contained in the Trust Indenture.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of the Partnership's cash, investments held by Trustee, accounts payable and contract retainage payable approximate their fair value because of the short maturities of these instruments. The estimated fair value of the Partnership's bonds payable at December 31, 2000 was approximately $18,259,000 lower than the historical carrying value of $326,000,000. The estimated fair value of the Partnership's bonds payable was determined by discounting the future cash flows based upon estimated rates as of December 31, 2000 for similar instruments.

7. PARTNERS' CAPITAL

      The amended and restated partnership agreement of the Partnership provides that profits and losses are generally allocated between the Partnership's partners, Energy and Holding, in proportion to the partners' respective partnership interests. Regular distributions made by the Partnership with available funds are first used to repay loans made by the partners to the Partnership and are then paid to the partners in proportion to their respective partnership interests. Any amounts available for distribution which are comprised of (1) the excess of (x) the net proceeds of the Bonds and committed equity contributions to the Partnership over (y) the aggregate of the project costs for the Facility, or (2) funds released from the debt service reserve account to the Partnership upon the posting of a letter of credit for that account, will be distributed to or as directed by Holding. The Amended and Restated Common Agreement includes conditions that the Partnership must satisfy before making distributions to its partners (see Note 5). In December 2000, the Partnership made a distribution totaling $7,247,000 to Holding in accordance with the terms of the Amended and Restated Common Agreement.

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

8. RELATED PARTY TRANSACTIONS

      LS Power Management, LLC ("LSP Management"), a wholly owned subsidiary of LS Power, provides certain management services to the Partnership pursuant to a management services agreement. Under this management services agreement, LSP Management manages the business affairs of the Partnership during construction and operation of the Facility. LSP Management is reimbursed for its reasonable and necessary expenses incurred in performing its services, including salaries of its personnel, other than its executive officers, to the extent related to services provided under the management services agreement. LSP Management will also receive a monthly management fee of approximately $33,300 during the construction and operation of the Facility. This management fee will be adjusted annually based on published indices. Management fee payments began during the third quarter of 1999. For the years ended December 31, 2000, 1999 and 1998, LSP Management billed the Partnership approximately $1,432,000, $1,043,000 and $368,000, respectively, under the management services agreement. During 2000, 1999 and 1998, costs incurred under this agreement directly associated with the construction of the Facility of approximately $300,000, $676,000 and $227,000, respectively, have been capitalized as a component of property, plant and equipment in the accompanying balance sheets. As of December 31, 2000 and 1999, the Partnership had outstanding amounts payable to LSP Management of approximately $117,000 and $66,000, respectively.

      The Facility is operated and maintained under a long-term operations and maintenance agreement with Cogentrix Batesville Operations, LLC (the "Operator"). The initial term of the operations and maintenance agreement is twenty-seven years. The Partnership has the option of extending the term of the agreement for successive two-year terms with one hundred and eighty days notice. Under the terms of the agreement the Partnership is required to pay the Operator a fixed fee of $390,000, payable in ten monthly installments, for services provided during construction of the Facility and a fixed monthly fee of approximately $42,000 during operation of the Facility. The Partnership is also required to reimburse the Operator for all labor costs, including payroll and taxes, subcontractor costs and other costs deemed reimbursable by the Partnership. The management fee will be adjusted annually based on published indices. For the year ended December 31, 2000 and 1999 Cogentrix billed the Partnership approximately $2,656,000 and $984,000, respectively, under the operations and maintenance agreement. During 2000 and 1999, costs incurred under this agreement directly associated with the construction of the Facility of approximately $839,000 and $110,000, respectively, have been capitalized as a component of property, plant and equipment in the accompanying balance sheets. As of December 31, 2000 and 1999, the Partnership had outstanding amounts payable to the Operator of approximately $ 157,000 and $214,000, respectively.

9. DEPENDENCE ON THIRD PARTIES

      The Partnership is highly dependent on the Operator for the operation and maintenance of the Facility and during the terms of the VEPCO PPA and Aquila PPA, the Partnership will be highly dependent on two utilities for the purchase of electric generating capacity and dispatchable energy from their respective Units at the Facility. Any material breach by any one of these parties of their respective obligations to the Partnership could affect the ability of the Partnership to make payments under the various financing agreements. In addition, bankruptcy or insolvency of other parties or default by such parties relative to their contractual or regulatory obligations could adversely affect the ability of the Partnership to make payments under the various financing agreements. If an agreement were to be terminated due to a breach of such agreement, the Partnership's ability to enter into a substitute agreement having substantially equivalent terms and conditions, or with an equally creditworthy third party, is uncertain and there can be no assurance that the Partnership will be able to make payments under the various financing agreements.

10. COMMITMENTS AND CONTINGENCIES

      The Partnership is a party to certain claims arising in the ordinary course of business. The Partnership is of the opinion that final disposition of these claims will not have a material adverse effect on the Partnership's financial position, results of operations or cash flows.

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

11. RESTATEMENT

      The Partnership is restating its financial statements as of and for the years ended December 31, 1998 and 1999, and for each of the seven fiscal quarters ended September 30, 2000 (see note 12 for information on the quarterly effects of the restatement). The restated financial statements resulted from a change in the accounting for the capitalization of interest expense as a component of construction in progress for these periods.

      The Partnership previously capitalized all interest costs, net of interest income earned on excess loan and Bond proceeds, incurred during construction of the Facility, as a component of construction in progress. As a result of the restatement, a portion of previously incurred and paid interest costs and any interest income earned from financing proceeds held by Trustee previously capitalized as a component of construction in progress have been recorded as period interest expense and income, respectively, in the accompanying statements of operations. The Partnership also revised the amortization periods of its deferred financing costs in connection with the revised capitalized interest calculation.

      The restatement does not change prior period or future period cash flows and does not impact the Partnership's cash or investments held by Trustee balances. In addition, during August 2000, the Facility commenced commercial operations and any subsequent interest costs incurred have been recorded as period interest expense in the 2000 statement of operations.

      The following table sets forth statements of operations and balance sheet data, as previously reported and as restated, as of and for the years ended December 31, 1999 and 1998. The adjustments are described in the related footnotes to the table:

STATEMENT OF OPERATIONS DATA

      The impact of the restatement on interest expense and interest income is set forth below; operating loss was not affected by the restatement.

                                                  Year Ended December 31, 1998
                                                  ----------------------------

                                                   As
                                               Previously                   As
                                                Reported     Adjustment  Restated
                                                --------     ----------  --------
   Operating loss ..........................   $ (443,725)    $     --   $(443,725)

   Non-operating income (expenses):
     Interest income........................           --           --          --

     Interest expense ...................(A)           --      (84,594)    (84,594)
                                               ----------     --------   ---------
   Net loss.................................   $ (443,725)    $(84,594)  $(528,319)
                                               ==========     ========   =========

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

11. RESTATEMENT (Continued)

                                                    Year Ended December 31, 1999
                                                    ----------------------------

                                                 As
                                              Previously                         As
                                               Reported       Adjustment      Restated
                                             -----------     -----------     -----------
Operating (loss) .....................    $(1,504,694)    $        --     $(1,504,694)

Non-operating income (expenses):
  Interest income.....................(B)             --       3,166,635       3,166,635
  Interest expense ...................(B)             --      (4,286,964)     (4,286,964)
                                             -----------     -----------     -----------
Net loss ................................    $(1,504,694)    $(1,120,329)    $(2,625,023)
                                             ===========     ===========     ===========

BALANCE SHEET DATA

                                                           As of December 31, 1998
                                                           -----------------------

                                                       As
                                                    Previously                         As
                                                     Reported      Adjustment       Restated
                                                 ------------     ------------     ------------
ASSETS:
  Current assets ..............................  $    140,933     $         --     $    140,933
  Property and construction in progress..(A)(C)    83,429,694        2,720,770       86,150,464
  Debt issuance and financing fees, net.....(C)    10,531,773       (2,805,364)       7,726,409
                                                 ------------     ------------     ------------
Total Assets ..................................    94,102,400          (84,594)      94,017,806
                                                 ------------     ------------     ------------

LIABILITIES:
Total Liabilities .............................    94,545,125               --       94,545,125
                                                 ------------     ------------     ------------

Partners' Equity (Deficit):
  Capital contributions .......................         1,000               --            1,000
  Accumulated deficit.......................(A)      (443,725)         (84,594)        (528,319)
                                                 ------------     ------------     ------------
Total Partners' Equity(Deficit) ...............      (442,725)         (84,594)        (527,319)
                                                 ------------     ------------     ------------
Total Liabilities and Partners' Equity
  (Deficit) ...................................  $ 94,102,400     $    (84,594)    $ 94,017,806
                                                 ============     ============     ============

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

11. RESTATEMENT (Continued)

                                                               As of December 31, 1999
                                                               -----------------------

                                                       As
                                                    Previously                              As
                                                    Reported          Adjustment         Restated
                                                    --------          ----------         --------
ASSETS:
  Current assets .............................    $  54,657,970     $          --     $  54,657,970
  Property and construction in progress.(B)(C)      296,509,139           348,232       296,857,371
  Debt issuance and financing fees, net....(C)       10,099,017        (1,553,155)        8,545,862
                                                  -------------     -------------     -------------
Total Assets .................................      361,266,126        (1,204,923)      360,061,203
                                                  -------------     -------------     -------------

   LIABILITIES:
   Total Liabilities .........................      363,213,545                --       363,213,545
                                                  -------------     -------------     -------------
   Partners' Equity (Deficit):
     Capital contributions ...................            1,000                --             1,000
     Accumulated deficit ..................(B)       (1,948,419)       (1,204,923)       (3,153,342)
                                                  -------------     -------------     -------------
   Total Partners' Equity(Deficit) ...........       (1,947,419)       (1,204,923)       (3,152,342)
                                                  -------------     -------------     -------------
   Total Liabilities and Partners' Equity
     (Deficit) ...............................    $ 361,266,126     $  (1,204,923)    $ 360,061,203
                                                  =============     =============     =============

(A) Reflects an increase in interest expense and a reduction in construction in progress resulting from expensing a portion of interest expense previously capitalized as a component of construction in progress.

(B) Reflects an increase in interest expense and in interest income resulting from expensing a portion of interest expense and recognizing all interest income earned on investments held by Trustee as income. The net of these amounts were previously capitalized as a component of construction in progress and now results in a net decrease in construction in progress.

(C) Reflects the impact of certain revisions to amortization periods being utilized for deferred financing fees incurred to obtain financing for the Facility. The revision effectively results in a reclassification between deferred financing fees and construction in progress of $2,805,000 in 1998 and $1,553,000 in 1999.

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

12. QUARTERLY INFORMATION (Unaudited)

      The following table sets forth a summary of the fiscal 2000 and 1999 unaudited quarterly results of operations as previously reported and as restated as described in note 11. The adjustments are described in the related footnotes to the following table.

                                                        Quarter Ended March 31
                                                        ----------------------

                                                    As
                                                Previously                      As
                                                 Reported      Adjustment    Restated
                                                 --------      ----------    --------
2000
  Revenues ....................................  $      --     $      --     $      --
  Operating expenses ..........................    641,508            --       641,508
  Non-operating  income (expenses), net.....(B)         --      (240,685)     (240,685)
                                                 ---------     ---------     ---------
Net loss ......................................  $(641,508)    $(240,685)    $(882,193)
                                                 =========     =========     =========

1999
  Revenues ....................................  $      --     $      --     $      --
  Operating expenses ..........................     82,885            --        82,885
  Non-operating  income (expenses), net.....(A)         --        (6,214)       (6,214)
                                                 ---------     ---------     ---------
Net loss ......................................  $ (82,885)    $  (6,214)    $ (89,099)
                                                 =========     =========     =========

                                                      Quarter Ended June 30,
                                                      ----------------------

                                                 As
                                              Previously                     As
                                               Reported     Adjustment     Restated
                                               --------     ----------     --------
2000
  Revenues ...............................    $      --     $      --     $      --
  Operating expenses .....................      769,144            --       769,144
  Non-operating income (expenses), net (B)           --        10,919        10,919
                                              ---------     ---------     ---------
Net income (loss) ........................    $(769,144)    $  10,919     $(758,225)
                                              =========     =========     =========

1999
  Revenues ...............................    $      --     $      --     $      --
  Operating expenses .....................      184,859            --       184,859
  Non-operating income (expenses), net (B)           --      (520,692)     (520,692)
                                              ---------     ---------     ---------
Net loss .................................    $(184,859)    $(520,692)    $(705,551)
                                              =========     =========     =========

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

12. QUARTERLY INFORMATION (Unaudited) (Continued)

                                                       Quarter Ended September 30,
                                                       ---------------------------

                                                    As
                                                Previously                          As
                                                 Reported        Adjustment      Restated
                                                 --------        ----------      --------
2000
  Revenues .................................    $ 8,763,097     $        --     $ 8,763,097
  Operating expenses * .....................      9,602,269              --       9,602,269
  Non-operating income (expenses), net...(B)     (3,302,505)         46,575      (3,255,930)
                                                -----------     -----------     -----------
Net income (loss) ..........................    $(4,141,677)    $    46,575     $(4,095,102)
                                                ===========     ===========     ===========

1999
  Revenues .................................    $        --     $        --     $        --
  Operating expenses .......................        535,981              --         535,981
  Non-operating expenses ................(B)             --        (463,404)       (463,404)
                                                -----------     -----------     -----------
Net loss ...................................    $  (535,981)    $  (463,404)    $  (999,385)
                                                ===========     ===========     ===========

* Includes a provision of $4,500,000 that was reversed in the fourth quarter of 2000 (note 4).

                                                                                Quarter Ended
                                                                                 December 31,
                                                                                 ------------

                                                                                  Presented
                                                                                    Herein
                                                                                    ------
2000
  Revenues ................................................................     $ 11,621,930
  Operating expenses * ....................................................        1,195,568
  Non-operating income (expenses), net ....................................       (5,544,304)
                                                                                ------------
Net income ................................................................     $  4,882,058
                                                                                ============

* Includes the reversal of a third quarter 2000 provision of $4,500,000 due to the settlement of a dispute in December 2000 (see note 4).

                                                 As
                                             Previously                     As
                                              Reported     Adjustment    Restated
                                              --------     ----------    --------
1999
  Revenues ..............................    $      --     $      --     $      --
  Operating expenses ....................      700,969            --       700,969

  Non-operating expenses, net ........(B)           --      (130,019)     (130,019)
                                             ---------     ---------     ---------
Net loss ................................    $(700,969)    $(130,019     $(830,988)
                                             =========     =========     =========

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Continued)

12. QUARTERLY INFORMATION (Unaudited) (Continued)

      The following table sets forth a summary of the fiscal 2000 unaudited quarterly balance sheets as previously reported and as restated as described in note 11. The adjustments are described in the related footnotes to the following table.

                                                               As of March 31, 2000
                                                               --------------------

                                                       As
                                                   Previously          Net                As
                                                    Reported        Adjustment         Restated
                                                    --------        ----------         --------
ASSETS:
  Current assets ............................    $  24,966,689     $          --     $  24,966,689
  Property and construction in progress(B)(C)      314,944,202            98,120       315,042,322
  Debt issuance and financing fees, net(C) ..       10,301,959        (1,543,728)        8,758,231
                                                 -------------     -------------     -------------
Total Assets ................................      350,212,850        (1,445,608)      348,767,242
                                                 -------------     -------------     -------------

LIABILITIES:
Total Liabilities ...........................      352,801,777                --       352,801,777
                                                 -------------     -------------     -------------
Partners' Equity (Deficit):
  Capital contributions .....................            1,000                --             1,000
  Accumulated deficit ....................(B)       (2,589,927)       (1,445,608)       (4,035,535)
                                                 -------------     -------------     -------------
Total Partners' Equity(Deficit) .............       (2,588,927)       (1,445,608)       (4,034,535)
                                                 -------------     -------------     -------------
Total Liabilities and Partners' Equity
  (Deficit) .................................    $ 350,212,850     $  (1,445,608)    $ 348,767,242
                                                 =============     =============     =============

                                                             As of June 30, 2000
                                                             -------------------

                                                      As
                                                  Previously          Net              As
                                                   Reported        Adjustment       Restated
                                                   --------        ----------       --------
ASSETS:
  Current assets ............................    $ 16,654,256    $         --     $ 16,654,256
  Property and construction in progress(B)(C)     332,873,625         101,774      332,975,399
  Debt issuance and financing fees, net...(C)      10,194,271      (1,536,463)       8,657,808
                                                 ------------    ------------     ------------
Total Assets ................................     359,722,152      (1,434,689)     358,287,463
                                                 ------------    ------------     ------------

LIABILITIES:
Total Liabilities ...........................     358,080,223              --      358,080,223
                                                 ------------    ------------     ------------
Partners' Equity (Deficit):
  Capital contributions .....................       5,001,000              --        5,001,000
  Accumulated deficit ....................(B)      (3,359,071)     (1,434,689)      (4,793,760)
                                                 ------------    ------------     ------------
Total Partners' Equity(Deficit) .............       1,641,929      (1,434,689)         207,240
                                                 ------------    ------------     ------------
Total Liabilities and Partners' Equity
  (Deficit) .................................    $359,722,152    $ (1,434,689)    $358,287,463
                                                 ============    ============     ============

                         LSP ENERGY LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (Concluded)

12. QUARTERLY INFORMATION (Unaudited) (Continued)

                                                           As of September 30, 2000
                                                           ------------------------

                                                       As
                                                   Previously                          As
                                                    Reported       Adjustment        Restated
                                                    --------       ----------        --------
ASSETS:
  Current assets .............................    $ 67,739,448    $         --     $ 67,739,448
  Property and construction in progress(B)(C).     336,697,599         140,923      336,838,522
  Debt issuance and financing fees, net(C)....      10,035,749      (1,529,037)       8,506,712
                                                  ------------    ------------     ------------
Total Assets .................................     414,472,796      (1,388,114)     413,084,682
                                                  ------------    ------------     ------------

LIABILITIES:
Total Liabilities ............................     367,972,544              --      367,972,544
                                                  ------------    ------------     ------------
Partners' Equity (Deficit):
  Capital contributions ......................      54,001,000              --       54,001,000
  Accumulated deficit .....................(A)      (7,500,748)     (1,388,114)      (8,888,862)
                                                  ------------    ------------     ------------
Total Partners' Equity(Deficit) ..............      46,500,252      (1,388,114)      45,112,138
                                                  ------------    ------------     ------------
Total Liabilities and Partners' Equity
  (Deficit) ..................................    $414,472,796    $ (1,388,114)    $413,084,682
                                                  ============    ============     ============

(A) Reflects an increase in interest expense and a reduction in construction in progress resulting from expensing a portion of interest expense previously capitalized as a component of construction in progress.

(B) Reflects an increase in interest expense and a reduction of construction in progress, resulting from expensing a portion of interest expense and recognizing all interest income earned on investments held by Trustee. The net of these amounts were previously capitalized as a component of construction in progress and now result in a net decrease in construction in progress.

(C) The quarterly balance sheets have been restated to reflect the impact of certain revisions to amortization periods being used for deferred financing fees, which results effectively in a reclassification between deferred financing fees and construction in progress.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrants.

Directors and Executive Officers of the Partnership

      The Partnership does not have any directors or officers. All of the Partnership's management functions are the responsibility of LSP Energy, Inc., the general partner of the Partnership. LSP Energy, Inc. receives no fees or other compensation from the Partnership as a result of its performance of management functions. Following are the names and positions of the directors and executive officers of LSP Energy, Inc. as of April 2, 2001.

      Name                    Age     Position
      ----                    ---     --------
      Craig A. Mataczynski     40     President and Director
      Alan D. Williams         54     Vice President and Director
      Brian B. Bird            38     Treasurer
      A. Kell McInnis          50     Secretary
      Andrew Stidd             43     Director

      Craig A. Mataczynski. Mr. Mataczynski has been a director and President of LSP Energy, Inc. and Funding since January 2001. Mr. Mataczynski has been Senior Vice President, North America of NRG Energy, Inc., and President and Chief Executive Officer of NRG North America, since July 1998. From December 1994 until July 1998, Mr. Mataczynski served as Vice President, U.S. Business Development, of NRG Energy, Inc. From May 1993 to January 1995, Mr. Mataczynski served as President of NEO Corporation, NRG Energy, Inc.'s wholly-owned subsidiary that develops small landfill gas electric generating projects within the United States. Prior to joining NRG Energy, Inc., Mr. Mataczynski worked for Northern States Power from 1982 to 1994 in various positions, including Director, Strategy and Business Development, and Director, Power Supply Finance.

      Alan D. Williams. Mr. Williams has been a director and Vice President of LSP Energy, Inc. and Funding since January 2001. Mr. Williams has been the Executive Director, Louisiana Assets, of NRG Energy, Inc. since October 1999. Before joining NRG Energy, Inc., Mr. Williams was Vice President of Marketing and Business Development at Zeigler Coal Holding Company. Prior to his employment at Zeigler Coal Holding Company, Mr. Williams worked for Shell Mining Company for 19 years. During that time Mr. Williams served, among other positions, as President of Triton Coal Company and President of Billiton Metals Company.

      Brian B. Bird. Mr. Bird has been Treasurer of LSP Energy, Inc. and Funding since January 2001. Mr. Bird has been Vice President and Treasurer of NRG Energy, Inc. since June 1999 and Treasurer of NRG Energy, Inc. since June 1997, prior to which he was Director of Corporate Finance and Treasury for Deluxe Corporation in Shoreview, Minnesota from September 1994 to May 1997. Mr. Bird was Manager of Finance for the Minnesota Vikings professional football team from March 1993 to September 1994. Mr. Bird held several financial management positions with Northwest Airlines in Minneapolis, Minnesota from 1988 to March 1993.

      A. Kell McInnis. Mr. McInnis has been Secretary of LSP Energy, Inc. and Funding since January 2001. Mr. McInnis has been Senior Counsel and Director, External Affairs of NRG Energy, Inc. since March 2000. From October 1993 to March 2000, Mr. McInnis was Senior Vice President and Corporate Counsel of Cajun Electric Power Cooperative, Inc.

      Andrew Stidd. Mr. Stidd is a director of LSP Energy and Funding and has over ten years of experience in the structured finance industry, with an emphasis on providing management services to special purpose vehicles and the administration of commercial paper programs. Mr. Stidd coordinated the formation of Global Securitization Services, LLC and is responsible for the daily operations of all special purpose vehicles managed by that firm. Mr. Stidd has been the President and Chief Operating Officer of Global Securitization Services since December 1996. Mr. Stidd handles all legal and rating agency issues for that firm and works directly with senior management of that firm's clients in addressing structuring and operating issues that arise from their asset securitization programs. From April 1987 to December 1996, Mr. Stidd was the Vice President and Chief Operating Officer of Lord Securities Corporation. Mr. Stidd serves as an independent director for a number of structured finance programs which securitize assets such as credit card pools, equipment leases and trade receivables.

Directors and Executive Officers of Funding

      The names and positions of the directors and executive officers of Funding as of April 2, 2001 are shown below:

      Name                    Age     Position
      ----                    ---     --------
      Craig A. Mataczynski     40     President and Director
      Alan D. Williams         54     Vice President and Director
      Brian B. Bird            38     Treasurer
      A. Kell McInnis          50     Secretary
      Andrew Stidd             43     Director

      The biographical information for the directors and executive officers of Funding is shown above.

Item 11. Executive Compensation.

      Global Securitization Services, LLC receives a nominal fee in connection with Mr. Stidd's service as a director of LSP Energy, Inc. and Funding. None of LSP Energy, Inc.'s or Funding's other directors or executive officers receives any compensation for serving in these positions.

      The officers of LSP Energy, Inc. and Funding also function as officers of LS Power Management, LLC. Under the management services agreement described in the "Business" section, the Partnership pays LS Power Management a management fee of $400,000 per year adjusted for inflation, a portion of which compensates LS Power Management for the time spent by its officers on matters related to the Power Facility. However, the salaries of these officers are not in any way linked to the Partnership's payment of the management fee. These officers would receive their salaries regardless of whether the Partnership paid or had any obligation to pay the management fee. The primary purpose of the Partnership's payment of the management fee to LS Power Management is to compensate LS Power Management, not to compensate these officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      LSP Energy, Inc. owns a 1% general partnership interest in the Partnership and LSP Batesville Holding, LLC owns a 99% limited partnership interest in the Partnership. LSP Batesville Holding, LLC owns all of the capital stock of Funding and all of the capital stock of LSP Energy, Inc. The ownership of the equity interests in the Partnership and Funding as of April 2, 2001 are shown in the following table:

      The Partnership

      ---------------------------------------------------------------
      Name and address of    Type of Ownership   Percent of Total
      Beneficial Owner       Interest            Ownership Interest
      ---------------------------------------------------------------
      LSP Energy, Inc.       General             1%
      c/o LS Power           partnership
      Management             interest
      10719 Airline Highway
      Baton Rouge,
      Louisiana 70816
      ---------------------------------------------------------------
      LSP Batesville         Limited             99%
      Holding, LLC           partnership
      c/o LS Power           interest
      Management
      10719 Airline Highway
      Baton Rouge,
      Louisiana 70816
      ---------------------------------------------------------------

      Funding

      ---------------------------------------------------------------
      Name and address of    Type of Ownership   Percent of Total
      Beneficial Owner       Interest            Ownership Interest
      ---------------------------------------------------------------
      LSP Batesville         100 shares of       100%
      Holding, LLC           common stock
      c/o LS Power
      Management
      10719 Airline Highway
      Baton Rouge,
      Louisiana 70816
      ---------------------------------------------------------------

      All of the capital stock of LSP Energy, Inc. is owned by LSP Batesville Holding, LLC. As of April 2, 2001, all of the membership interests in LSP Batesville Holding, LLC are owned by Granite II Holding, LLC. All of the membership interests in Granite II Holding, LLC are owned by Granite Power Partners II, L.P. NRG Energy, Inc. owns a 79% limited partnership interest in Granite Power Partners II, L.P. and NRG Granite Acquisition LLC owns a 21% general partnership interest in Granite Power Partners II, L.P. NRG Energy, Inc. owns all of the membership interests in NRG Granite Acquisition LLC. Management control of NRG Energy, Inc. is exercised by the board of directors of NRG Energy, Inc. None of the directors or executive officers of LSP Energy, Inc. or Funding is a member of the board of directors of NRG Energy, Inc.

Item 13. Certain Relationships and Related Transactions.

      The Partnership is party to an operation and maintenance agreement with its affiliate NRG South Central Operations Inc., pursuant to which NRG South Central Operations Inc. provides day-to-day operation and maintenance services for the Power Facility. The Partnership initially entered into the operation and maintenance agreement with Cogentrix Batesville Operations, LLC, and Cogentrix Batesville Operations, LLC assigned the agreement to NRG South Central Operations Inc. as of March 30, 2001. The initial term of the operation and maintenance agreement is 27 years. The Partnership has an option to extend the term for successive two-year terms upon 180 days notice to the operator. The Partnership was required to pay the operator a fixed fee of $390,000, payable in ten monthly installments, for services provided during the construction of the Power Facility, and is required to pay the operator a fixed monthly fee of approximately $42,000 for services provided during the operation of the Power Facility. The fixed fees will be adjusted annually based on published indices and are subordinated to the Partnership's debt service obligations. The Partnership is also required to reimburse the operator for all labor costs, including payroll and taxes, subcontractor costs and other costs deemed reimbursable by the Partnership. For the year ended December 31, 2000, Cogentrix Batesville Operations, LLC billed the Partnership approximately $2,656,000 under the operation and maintenance agreement. The Partnership believes that the terms of the operation and maintenance agreement are commercially reasonable.

      The Partnership is party to a management services agreement with its affiliate LS Power Management, LLC, pursuant to which LS Power Management provides day-to-day administrative and management services for the Partnership. The term of the management services agreement is 27 years. The Partnership is required to pay LS Power Management a fixed monthly fee of approximately $33,000. The fixed fee will be adjusted annually based on published indices and is subordinated to the Partnership's debt service obligations. The Partnership is also required to reimburse LS Power Management for its reasonable and necessary expenses incurred in performing administrative and management services. For the year ended December 31, 2000, LS Power Management billed the Partnership approximately $1,432,000 under the management services agreement. The Partnership believes that the terms of the management services agreement are commercially reasonable.

      The Partnership paid a development fee of $14,000,000 and reimbursed about $2,500,000 of costs to Granite Power Partners II, L.P. in consideration for development activities associated with the Power Facility. No additional fee is payable to Granite Power Partners by the Partnership. The development activities provided by Granite Power Partners consisted of the acquisition of land rights, coordination of the financing of the Power Facility and related infrastructure, strategic planning, contract negotiation and execution, regulatory analysis, the acquisition of permits and engineering oversight.

      Global Securitization Services, LLC receives a nominal fee in connection with Mr. Stidd's service as a director of LSP Energy, Inc. and Funding.

                                         PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of this report.

      (1)   Financial Statements

            Reference is made to Item 8 of Part III of this report on Form 10-K.

      (2)   Financial Statement Schedules

            All other schedules have been omitted because they are not required, are not applicable or the information is otherwise set forth in the financial statements or notes thereto.

      (3)   Exhibits

          2.1 -- Purchase Agreement, dated as of November 3, 2000, among NRG Energy, Inc., NRG Granite Acquisition LLC, LS Power, LLC, CB Capital Investors, LLC, Cogen Grantor Trust UA and Granite Power Partners II, L.P.

          2.2  -- Securities Purchase Agreement, dated as of February 6,
                  2001, as amended by the First Amendment dated as of March 14, 2001, between NRG Energy, Inc. and Cogentrix/Batesville, LLC.

         *3.1  -- Amended and Restated Certificate of Incorporation of LSP
                  Batesville Funding Corporation.

         *3.2  -- Amended and Restated Limited Partnership Agreement of LSP
                  Energy Limited Partnership.

         *3.3  -- By-Laws of LSP Batesville Funding Corporation.

          3.4 -- Certificate of Limited Partnership of LSP Energy Limited Partnership.

         *4.1  -- Indenture, dated as of May 21, 1999, among LSP Batesville
                  Funding Corporation, LSP Energy Limited Partnership and The Bank of New York, as Trustee.

         *4.2 -- First Supplemental Indenture, dated as of May 21, 1999, among LSP Batesville Funding Corporation, LSP Energy Limited Partnership and The Bank of New York, as Trustee, relating to $150,000,000 aggregate principal amount of 7.164% Series A Senior Secured Bonds due 2014.

         *4.3 -- Second Supplemental Indenture, dated as of May 21, 1999, among LSP Batesville Funding Corporation, LSP Energy Limited Partnership and The Bank of New York, as Trustee, relating to $176,000,000 aggregate principal amount of 8.160% Series B Senior Secured Bonds due 2025.

          4.4 -- Third Supplemental Indenture, dated as of April 11, 2000, among LSP Batesville Funding Corporation, LSP Energy Limited Partnership and The Bank of New York, as Trustee, relating to $150,000,000 aggregate principal amount of 7.164% Series C Senior Secured Bonds due 2014.

          4.5 -- Fourth Supplemental Indenture, dated as of April 11, 2000, among LSP Batesville Funding Corporation, LSP Energy Limited Partnership and The Bank of New York, as Trustee, relating to $176,000,000 aggregate principal amount of 8.160% Series D Senior Secured Bonds due 2025.

         *4.6  -- Specimen Certificate of 7.164% Series A Senior Secured
                  Bonds due 2014.

         *4.7  -- Specimen Certificate of 8.160% Series B Senior Secured
                  Bonds due 2025.

          4.8 -- Specimen Certificate of 7.164% Series C Senior Secured Bonds due 2014.

          4.9 -- Specimen Certificate of 8.160% Series D Senior Secured Bonds due 2025.

         *4.10 -- Exchange and Registration Rights Agreement, dated as of May
                  21, 1999, among LSP Batesville Funding Corporation, LSP Energy Limited Partnership, Credit Suisse First Boston Corporation, Scotia Capital Markets (USA) Inc. and TD Securities (USA) Inc.

         *4.11 -- Second Amended and Restated Common Agreement, dated as of
                  May 21, 1999, among LSP Batesville Funding Corporation, LSP Energy Limited Partnership and The Bank of New York, as Collateral Agent, Administrative Agent and Intercreditor Agent.

         *4.12 -- Intercreditor Agreement, dated as of May 21, 1999, among
                  LSP Batesville Funding Corporation, LSP Energy Limited Partnership, Credit Suisse First Boston, as VEPCO L/C Agent, and The Bank of New York, as Collateral Agent, Trustee, Administrative Agent and Intercreditor Agent.

         *4.13 -- Second Amended and Restated Equity Contribution Agreement, dated as of May 21, 1999, among LSP Batesville Holding, LLC, LSP Energy Limited Partnership and The Bank of New York, as Collateral Agent.

         *4.14 -- Second Amended and Restated Collateral Agency Agreement, dated as of May 21, 1999, among LSP Batesville Funding Corporation, LSP Energy Limited Partnership, the Senior Secured Parties party thereto from time to time, The Bank of New York, as Administrative Agent, Collateral Agent and Intercreditor Agent, and Credit Suisse First Boston, as Additional Collateral Agent.

         *4.15 -- Pledge and Security Agreement, dated as of May 21, 1999
                  (Funding Corporation's Stock), between LSP Batesville Holding, LLC and The Bank of New York, as Collateral Agent.

         *4.16 -- Second Amendment and Restated Pledge and Security Agreement
                  (LSP Energy, Inc.'s Stock), dated as of May 21, 1999, between LSP Batesville Holding, LLC and The Bank of New York, as Collateral Agent.

         *4.17 -- Second Amended and Restated Pledge and Security Agreement
                  (Limited Partnership Interest in the Partnership), dated as of May 21, 1999, between LSP Batesville Holding, LLC and The Bank of New York, as Collateral Agent.

         *4.18 -- Second Amended and Restated Pledge and Security Agreement
                  (General Partnership Interest in the Partnership), dated as of May 21, 1999, between LSP Energy, Inc. and The Bank of New York, as Collateral Agent.

         *4.19 -- Second Amended and Restated Security Agreement, dated as of
                  May 21, 1999, between LSP Energy Limited Partnership and The Bank of New York, as Collateral Agent.

         *4.20 -- Security Agreement, dated as of May 21, 1999, between LSP
                  Batesville Funding Corporation and The Bank of New York, as Collateral Agent.

         *4.21 -- Deed of Trust, Security Agreement, Assignment of Leases and
                  Rents and Fixture Filing, dated as of May 21, 1999, by LSP Energy Limited Partnership, as trustor, to James W. O'Mara, as trustee, for the benefit of The Bank of New York, as Collateral Agent.

         *4.22 -- Second Amended and Restated Securities Account Control
                  Agreement, dated as of May 21, 1999, among LSP Batesville Funding Corporation, LSP Energy

                  Limited Partnership and The Bank of New York, as Collateral Agent and Securities Intermediary.

         *10.1 -- Purchase Agreement, dated May 13, 1999, among LSP Energy
                  Limited Partnership, LSP Batesville Funding Corporation, Credit Suisse First Boston Corporation, Scotia Capital Markets
                  (USA) Inc. and TD Securities (USA) Inc.

         *10.2 -- Power Purchase Agreement, dated May 18, 1998, and amendments thereto dated July 22, 1998 and August 11, 1998, among LSP Energy Limited Partnership and Virginia Electric and Power Company.

         *10.3 -- Power Purchase Agreement, dated May 21, 1998, and amendments thereto dated July 14, 1998, July 16, 1998 and August 27, 1998, among LSP Energy Limited Partnership, Aquila Energy Marketing Corporation and UtiliCorp United Inc.

         *10.4 -- Interconnection Agreement, dated July 22, 1998, between LSP
                  Energy Limited Partnership and the Tennessee Valley Authority.

         *10.5 -- Interconnection and Operating Agreement, dated May 18,
                  1998, and amendment thereto dated August 18, 1998, between LSP Energy Limited Partnership and Entergy Mississippi, Inc.

         *10.6 -- Interconnection Agreement, dated July 28, 1998, between LSP
                  Energy Limited Partnership and ANR Pipeline Company.

         *10.7 -- Facilities Agreement, dated June 23, 1998, between
                  Tennessee Gas Pipeline Company and LSP Energy Limited Partnership.

         *10.8 -- Turnkey Engineering, Procurement and Construction
                  Agreement, dated July 22, 1998, and amendments thereto dated July 22, 1998, October 22, 1998, November 2, 1998, November 5, 1998, December 10, 1998, February 1, 1999 and April 12, 1999,
                  between LSP Energy Limited Partnership and BVZ Power Partners-Batesville.

         *10.9 -- Engineering Services Agreement, dated July 24, 1998, between LSP Limited Partnership and Black & Veatch, LLP.

        *10.10 -- Guaranty Agreement (EPC), dated as of July 22, 1998, by
                  Black & Veatch, LLP in favor of LSP Energy Limited
                  Partnership.

        *10.11 -- Management Services Agreement, dated as of August 24,
                  1998, between LSP Energy Limited Partnership and LS Power Management, LLC.

        *10.12 -- Operation and Maintenance Agreement, dated August 24,
                  1998, between LSP Energy Limited Partnership and Cogentrix Batesville Operations, LLC.

        *10.13 -- Water Supply Storage Agreement, dated as of June 8, 1998, and amendment thereto dated March 15, 1999, between LSP Energy Limited Partnership and the United Sates of America.

        *10.14 -- Parts Supply Letter Agreement/Blanket Purchase Order, dated July 20, 1998, between LSP Energy Limited Partnership and Westinghouse Power Generation.

        *10.15 -- Ad Valorem Tax Contract, dated as of August 24, 1998, among LSP Energy Limited Partnership, Panola County, Mississippi, the City of Batesville, Mississippi, the Department of Economic and Community Development and the Panola County Tax Assessor/Collector.

        *10.16 -- Letter of Credit and Reimbursement Agreement, dated as of
                  August 28, 1998, among LSP Energy Limited Partnership, Credit Suisse First Boston, as the VEPCO L/C Agent and the VEPCO L/C Issuer, and the VEPCO L/C Banks.

        *10.17 -- Infrastructure Use Agreement (Lateral Pipeline), dated as of August 12, 1999, among LSP Energy Limited Partnership, the Industrial Development Authority of the Second Judicial District of Panola County, Mississippi, the Mississippi Major Economic Impact Authority, Panola County, Mississippi and the City of Batesville, Mississippi.

        *10.18 -- Inducement Agreement, dated as of August 12, 1999, among
                  LSP Energy Limited Partnership, the Industrial Development Authority of the Second Judicial District of Panola County, Mississippi, the Mississippi Department of Economic and Community Development, the Mississippi Major Economic Impact Authority, Panola County, Mississippi and the City of Batesville, Mississippi.

        *10.19 -- Panola Partnership Agreement, dated as of August 12, 1999, among LSP Energy Limited Partnership and Panola Partnership, Inc.

        *10.20 -- Infrastructure Use Agreement (Water Supply System and
                  Wastewater Disposal System), dated as of August 12, 1999, among LSP Energy Limited Partnership, the Industrial Development Authority of the Second Judicial District of Panola County, Mississippi, the Mississippi Major Economic Impact Authority, Panola County, Mississippi

        *10.21 -- Yalobusha County Agreement, dated February 16, 1999, among
                  LSP Energy Limited Partnership, Yalobusha County, Mississippi and the Coffeeville School District.

        *10.22 -- Performance Bond and Payment Bond, dated August 13, 1998, of United States Fidelity and Guaranty Company, as surety.

       **10.23 -- Power Purchase Agreement, dated February 23, 2000, between Tennessee Valley Authority and LSP Energy Limited Partnership.

       **10.24 -- Facilities Interconnect, Construction, Ownership and
                  Operation Agreement, dated January 28, 2000, between Trunkline Gas Company and LSP Energy Limited Partnership for M&R Panola County, Mississippi.

       **10.25 -- First Amendment to Power Purchase Agreement, dated as of
                  August 4, 2000, among LSP Energy Limited Partnership, Aquila Energy Marketing Corporation and UtiliCorp United Inc.

       **10.26 -- Second Amendment to Power Purchase Agreement dated as of
                  August 11, 1998, and Third Amendment to Power Purchase Agreement dated as of August 9, 2000, each between LSP Energy Limited Partnership and Virginia Electric and Power Company.

       **10.27 -- Escrow Agreement, dated as of August 17, 2000, among
                  Virginia Electric and Power Company, LSP Energy Limited Partnership and The Chase Manhattan Bank.

         10.28 -- Fourth Amendment to Power Purchase Agreement, dated as of December 13, 2000, between LSP Energy Limited Partnership and Virginia Electric and Power Company.

         10.29 -- Letter Agreements, dated as of July 28, 1998 and December 12, 2000, among LSP Energy Limited Partnership, Aquila Power Corporation and UtiliCorp United Inc.

         10.30 -- Letter Agreement, dated as of August 13, 1998, between LSP Energy Limited Partnership and Virginia Electric and Power Company.

         10.31 -- Settlement Agreement, dated as of December 13, 2000, between LSP Energy Limited Partnership and Virginia Electric and Power Company.

         10.32 -- Pipeline Balancing Agreement, dated February 14, 2000, between Tennessee Gas Pipeline Company and LSP Energy Limited Partnership.

         10.33 -- Industrial Power Contract, dated as of May 10, 2000, between Tallahatchie Valley Electric Power Association and LSP Energy Limited Partnership.

          12.1 -- Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

- --------------------------------------------------------------------------------

      * Incorporated herein by reference from the Registration Statement on Form S-4, File No.'s 333-84609 and 333-84609-01, filed with the Securities and Exchange Commission by LSP Energy Limited Partnership and LSP Batesville Funding Corporation on March 6, 2000.

      ** Incorporated herein by reference from the Quarterly Reports on Form 10-Q, File No.'s 333-84609 and 333-84609-01, filed with the
            Securities and Exchange Commission by LSP Energy Limited Partnership and LSP Batesville Funding Corporation on May 15, 2000, August 14, 2000 and November 14, 2000.

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed by the registrants during the fourth quarter of the year ended December 31, 2000.

(c)   Exhibits Required by Item 601 of Regulation S-K.

      Reference is made to Item 14(a)(3) above.

(d)   Financial Statement Schedules.

      Reference is made to Item 14(a)(2) above.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

      Dated: April 2, 2001

                                        LSP ENERGY LIMITED PARTNERSHIP

                                        By: LSP Energy, Inc.,
                                            its general partner

                                        By: /s/ Craig A. Mataczynski
                                           -------------------------------------
                                           Name:  Craig A. Mataczynski
                                           Title: President


                                        LSP BATESVILLE FUNDING CORPORATION

                                        By: /s/ Craig A. Mataczynski
                                           -------------------------------------
                                           Name:  Craig A. Mataczynski
                                           Title: President

      KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig A. Mataczynski and Brian Bird, each or any of them, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-facts, or any of them or his or their substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature                               Title                                 Date
- ---------                               -----                                 ----


/s/ Craig A. Mataczynski           President and Director (Principal      April 2, 2001
- -------------------------------     Executive Officer)
Craig A. Mataczynski


/s/ Alan D. Williams               Vice President and Director            April 2, 2001
- -------------------------------
Alan D. Williams


/s/ Brian B. Bird                  Treasurer (Principal Financial         April 2, 2001
- --------------------------------    Officer and Principal Accounting
Brian B. Bird                       Officer)
