Form 10-Q
period 2001-03-31
LSP ENERGY LTD PARTNERSHIP; LSP BATESVILLE FUNDING CORP
filed 2001-05-14
CIK 1092436, 1092435

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----  Exchange Act of 1934

        Transition report pursuant to Section 13 or 15(d) of the Securities ------ Exchange Act of 1934

For Quarter Ended:  MARCH 31, 2001         Commission File Number:  333-84609
                   -------------------                              333-84609-01
                                                                    ------------

                         LSP ENERGY LIMITED PARTNERSHIP
                       LSP BATESVILLE FUNDING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        22-3422042
             Delaware                                        22-3615403
   -------------------------------                      -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

901 Marquette Avenue, Suite 2300  Minneapolis, MN               55402
-------------------------------------------------            ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:    (612) 373-5300
                                                     -------------------

      LSP Energy Limited Partnership, LSP Batesville Funding Corporation,
           10719 Airline Highway, Baton Rouge, Louisiana, December 31
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X           No
                              -------           -------

        The Registrant meets the conditions set forth in general instruction H
(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


================================================================================

        INDEX

                                                                                  PAGE NO.
                                                                                  --------
        PART I


        Item 1    Financial Statements and Notes

                  Statements of Income - LSP Energy LP                                2

                  Balance Sheets - LSP Energy LP                                      3

                  Statements of Cash Flows - LSP Energy LP                            5

                  Notes to Financial Statements - LSP Energy LP                       6

                  Statements of Operations - LSP Funding Corp.                        7

                  Balance Sheets - LSP Funding Corp.                                  8

                  Statements of Cash Flows - LSP Funding Corp.                       10

                  Notes to Financial Statements - LSP Funding Corp.                  11

        Item 2    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                12

        Item 3    Quantitative and Qualitative Disclosures About Market Risk
                  (Omitted per general instruction H 1 (a) and (b) of form 10-Q)     --

        PART II

        Item 1    Legal Proceedings                                                  14

        Item 6    Exhibits, Financial Statement Schedules, and Reports               15
                  on Form 8-K




        SIGNATURES                                                                   16

STATEMENTS OF INCOME AND MEMBER'S EQUITY
LSP ENERGY LIMITED PARTNERSHIP

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
(In thousands)                                           2001          2000
--------------                                        -----------   -----------
                                                      (UNAUDITED)
OPERATING REVENUES
      Revenues from wholly-owned operations            $ 11,419        $   --
OPERATING COSTS AND EXPENSES
      Operating costs                                     2,583           635
      Depreciation                                        3,571            --
      General and administrative expenses                    24             7
                                                       --------        ------
OPERATING INCOME                                          5,241          (642)
                                                       --------        ------
OTHER INCOME (EXPENSE)
      Other income, net                                     779            --
      Interest expense                                   (6,439)         (241)
                                                       --------        ------
NET LOSS                                               $   (419)       $ (883)
                                                       ========        ======
MEMBER'S EQUITY - BEGINNING OF PERIOD                    42,747        43,630
                                                       --------        ------
MEMBER'S EQUITY - END OF PERIOD                          42,328        42,747
                                                       ========        ======



See accompanying notes to consolidated financial statements.

BALANCE SHEETS
LSP ENERGY LIMITED PARTNERSHIP


                                                                        MARCH 31,     DECEMBER 31,
(In thousands)                                                            2001            2000
--------------                                                         -----------    ------------
                                                                       (UNAUDITED)
ASSETS
Current assets
      Cash and cash equivalents                                         $      28        $     93
      Investments held by trustee - restricted                             11,017          19,544
      Accounts receivable                                                   4,313           3,693
      Accounts receivable - affiliates                                         19              --
      Spare parts inventory                                                 5,343           4,102
      Prepaid expenses and other current assets                               272             472
                                                                        ---------        --------
            Total current assets                                           20,992          27,904
                                                                        ---------        --------
Investments held by trustee - restricted                                   18,142          16,021
Property, plant and equipment, net                                        329,760         333,711
Deferred finance costs, net of accumulated amortization of $6,271
  and $6,130                                                                8,175           8,316
                                                                        ---------        --------
TOTAL ASSETS                                                            $ 377,069        $385,952
                                                                        =========        ========




See accompanying notes to consolidated financial statements.

BALANCE SHEETS
LSP ENERGY LIMITED PARTNERSHIP


                                                                           MARCH 31,    DECEMBER 31,
(In thousands)                                                               2001           2000
--------------                                                            -----------  ------------
                                                                          (UNAUDITED)
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
      Current portion of long-term debt                                     $  4,125      $  4,125
      Accounts payable - trade                                                 3,510         5,224
      Accounts payable - affiliates                                               --           223
      Accrued interest                                                         5,231        11,508
      Other current accrued liabilities                                           --           250
                                                                            --------      --------
            Total current liabilities                                         12,866        21,330
Long-term debt                                                               321,875       321,875
                                                                            --------      --------
            Total liabilities                                                334,741       343,205
Commitments and contingencies
Member's equity                                                               42,328        42,747
                                                                            --------      --------
TOTAL LIABILITIES AND MEMBER'S EQUITY                                       $377,069      $385,952
                                                                            ========      ========






See accompanying notes to consolidated financial statements.

STATEMENTS OF CASH FLOWS
LSP ENERGY LIMITED PARTNERSHIP
(UNAUDITED)


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
(In thousands)                                                             2001               2000
--------------                                                           --------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                           $  (419)          $   (883)
      Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation                                                   3,571                 --
            Amortization of deferred financing costs                         141                 --
        Changes in assets and liabilities:
                Accounts receivable, net                                    (620)              (341)
                Accounts receivable - affiliates                             (19)                --
                Inventory                                                 (1,241)              (577)
                Prepayments and other current assets                         200                 97
                Accounts payable, net                                     (1,714)              (139)
                Accounts payable-affiliates                                 (223)              (345)
                Accrued interest                                          (6,277)           (10,042)
                Other current liabilities                                   (250)               102
                Other assets and liabilities                                  --                (18)
                                                                         -------           --------
NET CASH USED BY OPERATING ACTIVITIES                                     (6,851)           (12,146)
                                                                         -------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                    --            (18,185)
      Net proceeds from disposition of property plant and
      equipment                                                              380                 --
                                                                         -------           --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          380            (18,185)
                                                                         -------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Deferred finance costs                                                  --               (212)
      Change in investments held by Trustee - restricted                   6,406             30,557
                                                                         -------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  6,406             30,345
                                                                         -------           --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (65)                14
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              93                203
                                                                         -------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    28           $    217
                                                                         -------           --------


See accompanying notes to consolidated financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        LSP Energy Limited Partnership (the "Partnership") is a Delaware limited partnership formed in February 1996 to develop, construct, own and operate a gas-fired electric generating facility with a design capacity of approximately 837 megawatts, located in Batesville, Mississippi (the "Facility"). The 1% General Partner of the Partnership is LSP Energy, Inc. the 99% Limited Partner of the Partnership is LSP Batesville Holding, Inc.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership's financial statements in its annual report on Form 10-K for the year ended December 31, 2000 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-k. Interim results are not necessarily indicative of results for a full year.

        In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2001 and December 31, 2000, the results of its operations for the three months ended March 31, 2001 and 2000, and its cash flows and members' equity for the three months ended March 31, 2001 and 2000.

1 - BUSINESS DEVELOPMENT

        In January 2001, 49% of the Partnership was sold to NRG Energy, Inc. ("NRG"). In March 2001, the remaining 51% interest was sold to NRG. As of March 31, 2001, the assets and liabilities of the Partnership have not been adjusted to reflect the purchase accounting adjustments for the NRG acquisition. In addition, the historical equity accounts of the partnership are presented in the March 31, 2001 balance sheet.

2 - PROPERTY, PLANT AND EQUIPMENT, NET

        Property, Plant and Equipment consisted of:

         (IN THOUSANDS)                          MARCH 31, 2001      DECEMBER 31, 2000
         --------------                          --------------      -----------------
         Facilities, machinery and equipment        338,188               338,573
         Land                                           678                   673
         Accumulated depreciation                    (9,106)               (5,535)
                                                   --------               -------
            Property, Plant and Equipment, net      329,760               333,711
                                                   ========               =======

3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        On January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Partnership to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives will be immediately recognized in earnings. Changes in fair values of derivatives accounted for as hedges will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings.

        There was no effect of SFAS No. 133 upon adoption on January 1, 2001 or during the quarter ended March 31, 2001.

STATEMENTS OF OPERATIONS AND MEMBER'S DEFICIT
LSP BATESVILLE FUNDING CORPORATION

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                      -----------------------
(In thousands)                                           2001         2000
--------------                                        ----------- -----------
                                                      (UNAUDITED)
OPERATING REVENUES
      Revenues from wholly-owned operations             $   --       $   --
OPERATING COSTS AND EXPENSES
     Operating costs                                        --           --
      Depreciation                                          --           --
      General and administrative expenses                   --           --
                                                        ------       ------

OPERATING INCOME                                            --           --
                                                        ------       ------
OTHER INCOME (EXPENSE)
      Other income, net                                     --           --
      Interest expense                                      --           --
                                                        ------       ------

NET INCOME                                              $   --       $   --
                                                        ======       ======
MEMBER'S DEFICIT - BEGINNING OF PERIOD                     (10)         (10)
                                                        -------      ------
MEMBER'S DEFICIT - END OF PERIOD                           (10)         (10)
                                                        =======      =======



See accompanying notes to consolidated financial statements.

BALANCE SHEETS
LSP BATESVILLE FUNDING CORPORATION

                                                                        MARCH 31,       DECEMBER 31,
(In thousands)                                                             2001             2000
--------------                                                         -----------      ------------
                                                                       (UNAUDITED)
ASSETS
Current assets
      Cash and cash equivalents                                          $      1         $      1
                                                                         --------         --------
TOTAL ASSETS                                                             $      1         $      1
                                                                         ========         ========




See accompanying notes to consolidated financial statements.

BALANCE SHEETS
LSP BATESVILLE FUNDING CORPORATION


                                                                        MARCH 31,       DECEMBER 31,
(In thousands)                                                             2001             2000
--------------                                                         -----------     ------------
                                                                       (UNAUDITED)
LIABILITIES AND MEMBER'S DEFICIT
Current liabilities
      Accounts payable - affiliates                                      $     11         $      11
                                                                         --------         ---------
            Total liabilities                                                  11                11

Commitments and contingencies
Member's deficit                                                              (10)              (10)
                                                                         --------         ---------
TOTAL LIABILITIES AND MEMBER'S DEFICIT                                   $      1         $       1
                                                                         ========         =========






See accompanying notes to consolidated financial statements.

STATEMENTS OF CASH FLOWS
LSP BATESVILLE FUNDING CORPORATION
(UNAUDITED)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
(In thousands)                                                              2001             2000
--------------                                                            -------           ------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                          $    --           $   --
                                                                          -------           ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      --               --
                                                                          -------           ------
CASH FLOWS FROM INVESTING ACTIVITIES
                                                                          -------           ------
NET CASH USED BY INVESTING ACTIVITIES                                          --               --
                                                                          -------           ------
CASH FLOWS FROM FINANCING ACTIVITIES
                                                                          -------           ------
NET CASH USED BY FINANCING ACTIVITIES                                          --               --
                                                                          -------           ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      --               --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1                1
                                                                          -------           ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $     1           $    1
                                                                          =======           ======

See accompanying notes to consolidated financial statements.

                       LSP BATESVILLE FUNDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LSP Batesville Funding Corporation ("Funding") is a Delaware corporation established on August 3, 1998. Funding's business purpose is limited to maintaining its organization and activities necessary to facilitate the acquisition of financing by the Partnership from the institutional debt market and to offer debt securities. On May 21, 1999, the Partnership and Funding issued two series of senior secured bonds. Funding is wholly owned by LSP Batesville Holding, LLC ("Holding"), a Delaware limited liability company.

The accompanying unaudited consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by Funding are set forth in Note 1 to Funding's financial statements in its annual report on Form 10-K for the year ended December 31, 2000 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of Funding as of March 31, 2001 and December 31, 2000, the results of its operations for the three months ended March 31, 2001 and 2000, and its cash flows and members' equity for the three months ended March 31, 2001 and 2000.

1  -  BUSINESS DEVELOPMENT

In January 2001, 49% of Funding was sold to NRG Energy, Inc. ("NRG"). In March 2001, the remaining 51% interest was sold to NRG. As of March 31, 2001, the assets and liabilities of Funding have not been adjusted to reflect the purchase accounting adjustments for the NRG acquisition. In addition, the historical equity accounts of Funding are presented in the March 31, 2001 balance sheet.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS





                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition is omitted per conditions as set forth in General Instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations as permitted by General Instructions H (2)
(a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format). This analysis will primarily compare the Partnership's revenue and expense items for the quarter ended March 31, 2001 with the quarter ended March 31, 2000. Funding has nominal assets, and does not conduct any operations, and therefore will be excluded from this analysis.

                              RESULTS OF OPERATIONS

       FOR THE QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED
                                 MARCH 31, 2000

OPERATING REVENUES

        For the quarter ended March 31, 2001, the Partnership had total revenues of $11.4 million. The Partnership had no revenues for the quarter ended March 31, 2000, as commercial operations did not begin until August 2000.

OPERATING COSTS AND EXPENSES

        Operating costs were $2.6 million for the quarter ended March 31, 2001, which is an increase of $1.9 million, or 306.8% over the same period in 2000. The increase is due to commercial operations not beginning until August 2000. Operating costs consisted of expenses for fuel, and plant operations and maintenance. The $0.6 million of operating costs recorded during the quarter ended March 31, 2000 related to testing activities which were conducted prior to the commencement of commercial activities.

DEPRECIATION

        Depreciation costs were $3.6 million for the quarter ended March 31, 2001. The depreciation expense was primarily related to the acquisition costs of the power generation facility, which is being depreciated over thirty years. Depreciation represents 31.3% of revenues for the quarter ended March 31, 2001. There was no depreciation expense for the quarter ended March 31, 2000, as the power generation facility was not placed in service until August 2000.

INTEREST EXPENSE

        Interest expense for the quarter ended March 31, 2001 was $6.4 million, which is an increase of $6.2 million from the same period in 2000. The increase in interest expense is due to the discontinuance of interest capitalization. Interest expense was capitalized as a component of construction in progress until August 2000.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        On January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Partnership to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives will be immediately recognized in earnings. Changes in fair values of derivatives accounted for as hedges will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings.

        There was no effect of SFAS No. 133 upon adoption on January 1, 2001 or during the quarter ended March 31, 2001.


FORWARD-LOOKING STATEMENTS

        Certain statements included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934. While the Company believes that the expectations expressed in such forward-looking statements are reasonable, The Partnership or Funding can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:


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

        The Partnership and Funding undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause actual results to differ materially from those contemplated in any forward-looking statements included in this Form 10-Q should not be construed as exhaustive.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    There are no pending material legal proceedings to which the Partnership or Funding is a party or to which any of the Partnership's or fundings property is subject.

    PART II - OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)     EXHIBITS

        None

(B)     REPORTS ON FORM 8-K:

        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LSP Energy Limited Partnership
                                       (Registrant)


                                       By:  LSP Energy, Inc.
                                       Its: General Partner


                                       /s/    Craig A. Mataczynski
                                       -----------------------------------------
                                              Craig A. Mataczynski, President

                                       /s/     Brian B. Bird
                                       -----------------------------------------
                                               Brian B. Bird, Treasurer
                                               (Principal Financial Officer)


                                       LSP Batesville Funding Corporation
                                       (Registrant)


                                       /s/    Craig A. Mataczynski
                                       -----------------------------------------
                                              Craig A. Mataczynski, President

                                       /s/    Brian B. Bird
                                       -----------------------------------------
                                              Brian B. Bird, Treasurer
                                              (Principal Financial Officer)


Date:      May 14, 2001
      -------------------------