Form 10-Q
period 2001-06-30
LSP ENERGY LTD PARTNERSHIP
filed 2001-08-14
CIK 1092436

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: JUNE 30, 2001            Commission File Number: 333-84609
                  ----------------                                  333-84609-01
                                                                   -------------


                         LSP ENERGY LIMITED PARTNERSHIP
                       LSP BATESVILLE FUNDING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                        22-3422042
         Delaware                                        22-3615403
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


901 Marquette Avenue, Suite 2300  Minneapolis, MN                   55402
-------------------------------------------------                 ----------
    (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code: (612) 373-5300
                                                  ------------------


Former name, former address and former fiscal year, if changed since last report

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]   No [ ]

     The Registrant meets the conditions set forth in general instruction H (1)
(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


================================================================================

INDEX

                                                                                                      PAGE NO.
                                                                                                      --------
         PART I

         Item 1       Financial Statements and Notes

                      Statements of Income - LSP Energy LP                                               2

                      Balance Sheets - LSP Energy LP                                                     3

                      Statement of Changes in Partners' Capital - LSP Energy LP                          5

                      Statements of Cash Flows - LSP Energy LP                                           6

                      Notes to Financial Statements - LSP Energy LP                                      7

                      Statements of Income - LSP Funding Corp.                                           8

                      Balance Sheets - LSP Funding Corp.                                                 9

                      Statement of Changes in Stockholders' Deficit                                     11
                           - LSP Funding Corp.

                      Statements of Cash Flows - LSP Funding Corp.                                      12

                      Notes to Financial Statements - LSP Funding Corp.                                 13

         Item 2       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                               14

         Item 3       Quantitative and Qualitative Disclosures About Market Risk
                      (Omitted per general instruction H 1 (a) and (b) of form 10-Q)                    --

         PART II

         Item 1       Legal Proceedings                                                                 17

         Item 6       Exhibits, Financial Statement Schedules, and Reports                              18
                      on Form 8-K

         SIGNATURES                                                                                     19

STATEMENTS OF INCOME
LSP ENERGY LIMITED PARTNERSHIP
(UNAUDITED)


                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                            ---------------------------  ---------------------------
(In thousands)                                                  2001           2000          2001          2000
--------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
      Revenues from wholly-owned operations                   $   13,586     $       --     $  25,005     $      --

OPERATING COSTS AND EXPENSES
      Operating costs                                              1,714            727         4,297         1,362
      Depreciation                                                 3,573             --         7,144            --
      General and administrative expenses                            269             42           293            49
                                                              ------------------------------------------------------
OPERATING INCOME                                                   8,030           (769)       13,271        (1,411)
                                                              ------------------------------------------------------
OTHER INCOME (EXPENSE)
      Other income, net                                              362             --         1,141            --
      Interest (expense) income                                   (6,418)            11       (12,857)         (230)
                                                              ------------------------------------------------------
NET INCOME/(LOSS)                                             $    1,974     $     (758)    $   1,555     $  (1,641)
                                                              ======================================================


See accompanying notes to consolidated financial statements.

BALANCE SHEETS
LSP ENERGY LIMITED PARTNERSHIP
(UNAUDITED)


                                                                                           JUNE 30,          DECEMBER 31,
(In thousands)                                                                               2001                2000
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
      Cash and cash equivalents                                                         $         --         $        93
      Investments held by trustee - restricted                                                42,033              19,544
      Accounts receivable                                                                      3,778               3,693
      Spare parts inventory                                                                    5,356               4,102
      Prepaid expenses and other current assets                                                  108                 472
                                                                                        ---------------------------------
            Total current assets                                                              51,275              27,904
                                                                                        ---------------------------------
Investments held by trustee - restricted                                                           -              16,021
Property, plant and equipment, net of accumulated depreciation of $12,679 and $5,535         372,971             333,711
Deferred finance costs, net of accumulated amortization of $6,271 and $6,130                   8,034               8,316
Other assets                                                                                       5                  --
                                                                                        ---------------------------------
TOTAL ASSETS                                                                            $    432,285         $   385,952
                                                                                        =================================


See accompanying notes to consolidated financial statements.

BALANCE SHEETS
LSP ENERGY LIMITED PARTNERSHIP
(UNAUDITED)


                                                                                             JUNE 30,       DECEMBER 31,
(In thousands)                                                                                 2001             2000
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' EQUITY
Current liabilities
      Current portion of long-term debt                                                    $      4,125       $    4,125
      Accounts payable- trade                                                                     3,175            5,224
      Accounts payable-affiliates                                                                10,111              223
      Accrued interest                                                                           11,513           11,508
      Other current accrued liabilities                                                              --              250
                                                                                           ------------------------------
            Total current liabilities                                                            28,924           21,330
Long-term debt                                                                                  321,875          321,875
                                                                                           ------------------------------
            Total liabilities                                                                   350,799          343,205
Commitments and contingencies
Partners' equity                                                                                 81,486           42,747
                                                                                           ------------------------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                                                     $    432,285       $  385,952
                                                                                           ==============================


See accompanying notes to consolidated financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
LSP ENERGY LIMITED PARTNERSHIP
(UNAUDITED)


                                                             LIMITED PARTNER                      TOTAL PARTNERS'
                                                             LSP BATESVILLE     GENERAL PARTNER       CAPITAL
(In thousands)                                                HOLDING, LLC      LSP ENERGY, INC      (DEFICIT)
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                   $    (3,133)        $      (19)        $   (3,152)
                                                             ====================================================
   Net Loss                                                         (1,625)               (16)            (1,641)
   Capital Contributions, net                                        5,001                 --              5,001
                                                             ----------------------------------------------------
Balance June 30, 2000                                          $       243         $      (35)        $      208
                                                             ====================================================

Balance at December 31, 2000                                   $    42,787         $      (40)        $   42,747
                                                             ====================================================
   Net Income                                                        1,539                 16              1,555
   Capital Contributions, net                                       37,184                 --             37,184
                                                             ----------------------------------------------------
Balance June 30, 2001                                          $    81,510         $      (24)        $   81,486
                                                             ====================================================


See accompanying notes to consolidated financial statements.

STATEMENTS OF CASH FLOWS
LSP ENERGY LIMITED PARTNERSHIP
(UNAUDITED)


                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                       ------------------------------------
(In thousands)                                                                            2001                     2000
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                                $     1,555            $     (1,641)
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Depreciation                                                                     7,144                      --
            Amortization of deferred financing costs                                           141                      --
        Changes in assets and liabilities:
                Accounts receivable, net                                                       (85)                   (761)
                Spare parts inventory                                                       (1,254)                 (2,291)
                Prepayments and other current assets                                           364                      89
                Accounts payable, trade                                                     (2,049)                 (1,153)
                Accounts payable-affiliates                                                  9,888                    (338)
                Accrued interest                                                                 5                  (3,672)
                Other current liabilities                                                     (250)                     10
                Other assets                                                                   136                     (34)
                                                                                       ------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         15,595                  (9,791)
                                                                                       ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                                 (46,784)                (36,118)
      Proceeds from disposition of property plant and equipment                                380                      --
                                                                                       ------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                      (46,404)                (36,118)
                                                                                       ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Capital contributions                                                                 37,184                   5,001
      Deferred finance costs                                                                    --                    (113)
      Change in investments held by Trustee - restricted                                    (6,468)                 41,119
                                                                                       ------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   30,716                  46,007
                                                                                       ------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (93)                     98
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                93                     203
                                                                                       ------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $         0            $        301
                                                                                       ------------------------------------


See accompanying notes to consolidated financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         LSP Energy Limited Partnership (the "Partnership") is a Delaware limited partnership formed in February 1996 to develop, construct, own and operate a gas-fired electric generating facility with a design capacity of approximately 837 megawatts, located in Batesville, Mississippi (the "Facility"). The one percent general partner of the Partnership is LSP Energy, Inc. The 99% limited partner of the Partnership is LSP Batesville Holding LLC.

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

         In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2001 and December 31, 2000, the results of its operations for the three and six months ended June 30, 2001 and 2000, and its cash flows for the six months ended June 30, 2001 and 2000.

1 - BUSINESS DEVELOPMENT

         In January 2001, 49% of the Partnership was sold to NRG Energy, Inc. ("NRG"). In March 2001, the remaining 51% interest was sold to NRG. As of June 30, 2001, the assets and liabilities of the Partnership have not been adjusted to reflect the purchase accounting adjustments for the NRG acquisition.

2 - PROPERTY, PLANT AND EQUIPMENT, NET

         Property, Plant and Equipment consisted of:

          (IN THOUSANDS)                                    JUNE 30, 2001       DECEMBER 31, 2000
                                                           ---------------------------------------
          Facilities, machinery and equipment                     384,977                 338,573
          Land                                                        673                     673
          Accumulated depreciation                                (12,679)                 (5,535)
                                                           ---------------------------------------
             Property, Plant and Equipment, net                   372,971                 333,711
                                                           =======================================

3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         On January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives will be immediately recognized in earnings. Changes in fair values of derivatives accounted for as hedges will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The Partnership also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Partnership discontinues hedge accounting. There was no effect of SFAS No. 133 upon adoption on January 1, 2001 or during the six months ended June 30, 2001.

STATEMENTS OF INCOME
LSP BATESVILLE FUNDING CORPORATION
(UNAUDITED)


                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                              ------------------------------------------------------
(In thousands)                                                  2001           2000          2001          2000
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
      Revenues from wholly-owned operations                   $      --      $      --      $     --     $      --

OPERATING COSTS AND EXPENSES
      Operating costs                                                --              3            --             3
      Depreciation                                                   --             --            --            --
      General and administrative expenses                            --             --            --            --
                                                              -----------------------------------------------------
OPERATING LOSS                                                       --             (3)           --            (3)
                                                              -----------------------------------------------------
OTHER INCOME (EXPENSE)
      Other income, net                                              --             --            --            --
      Interest expense                                               --             --            --            --
                                                              -----------------------------------------------------
NET LOSS                                                      $      --      $      (3)     $            $      (3)
                                                              =====================================================


See accompanying notes to consolidated financial statements.

BALANCE SHEETS
LSP BATESVILLE FUNDING CORPORATION
(UNAUDITED)


                                                                                         JUNE 30,         DECEMBER 31,
(In thousands)                                                                             2001               2000
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
      Cash and cash equivalents                                                          $      1           $      1
                                                                                         -----------------------------
TOTAL ASSETS                                                                             $      1           $      1
                                                                                         =============================


See accompanying notes to consolidated financial statements.

BALANCE SHEETS
LSP BATESVILLE FUNDING CORPORATION
(UNAUDITED)


                                                                                             JUNE 30,       DECEMBER 31,
(In thousands)                                                                                 2001             2000
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
      Accounts payable-affiliates                                                           $     10          $    11
                                                                                            ----------------------------
            Total liabilities                                                                     10               11
Commitments and contingencies
Stockholders' deficit                                                                             (9)             (10)
                                                                                            ----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                 $      1          $     1
                                                                                            ============================


See accompanying notes to consolidated financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
LSP BATESVILLE FUNDING CORPORATION
(UNAUDITED)


                                                                                                                        TOTAL
                                                                                   ADDITIONAL       ACCUMULATED     STOCKHOLDER'S
(In thousands)                                                COMMON STOCK      PAID-IN-CAPITAL       DEFICIT          DEFICIT
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                  $         --        $         1       $       (6)      $        (5)
                                                              ====================================================================
   Net loss                                                             --                 --               (3)               (3)
                                                              --------------------------------------------------------------------
Balance June 30, 2000                                         $         --        $         1       $       (9)      $        (8)
                                                              ====================================================================

Balance at December 31, 2000                                  $         --        $         1       $      (11)      $       (10)
                                                              ====================================================================
   Net Loss                                                             --                 --               --                --
   Capital contributions, net                                           --                 --                1                 1
                                                              --------------------------------------------------------------------
Balance June 30, 2001                                         $         --        $         1       $      (10)      $        (9)
                                                              ====================================================================


See accompanying notes to consolidated financial statements.

STATEMENTS OF CASH FLOWS
LSP BATESVILLE FUNDING CORPORATION
(UNAUDITED)


                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                       -------------------------------------
(In thousands)                                                                             2001                    2000
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                       $        --             $        (3)
      (Decrease) increase in accounts payable - affiliates                                      (1)                      3
                                                                                       -------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                                           (1)                     -0-
                                                                                       -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                                                       -------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                           --                      --
                                                                                       -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Contributions from member                                                                  1                      --
                                                                                       -------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                                                           --                      --
                                                                                       -------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       --                      --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 1                       1
                                                                                       -------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $         1             $         1
                                                                                       =====================================


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

         In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of Funding as of June 30, 2001 and December 31, 2000, the results of its operations for the three and six months ended June 30, 2001 and 2000, and its cash flows for the six months ended June 30, 2001 and 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition is omitted per conditions as set forth in General Instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations as permitted by General Instructions H (2)
(a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format). This analysis will primarily compare the Partnership's revenue and expense items for the three and six months ended June 30, 2001 with the three and six months ended June 30, 2000. Funding has nominal assets, and does not conduct any operations, and therefore; will be excluded from this analysis.

                              RESULTS OF OPERATIONS

             FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE
                         SIX MONTHS ENDED JUNE 30, 2000

OPERATING REVENUES

         For the six months ended June 30, 2001, the Partnership had total revenues of $25.0 million. The Partnership had no revenues for the six months ended June 30, 2000, as commercial operations did not begin until August 2000.

OPERATING COSTS AND EXPENSES

         Operating costs were $4.3 million for the six months ended June 30, 2001, which is an increase of $2.9 million, or 215.5% over the same period in 2000. Operating costs represented approximately 17.2% of revenues for the six months ended June 30, 2001. The increase is due to commercial operations not beginning until August 2000. Operating costs consisted of expenses for fuel, and plant operations and maintenance.

         Operating costs for the quarter ended June 30, 2001 were $2.6 million compared to $1.7 million dollars for the quarter ended March 31, 2001. The decrease is due primarily to the discontinuance of Operations and Management and operator fees charged to the Partnership before the NRG acquisition in March 2001.

DEPRECIATION

         Depreciation costs were $7.1 million for the six months ended June 30, 2001. The depreciation expense was primarily related to the acquisition costs of the power generation facility, which is being depreciated over thirty years. There was no depreciation expense for the six months ended June 30, 2000, as the power generation facility was not placed in service until August 2000.

INTEREST EXPENSE

         Interest expense for the six months ended June 30, 2001 was $12.9 million, representing an increase of $12.6 million over the same period in 2000. The increase in interest expense is due to the discontinuance of interest capitalization. Interest expense was capitalized as a component of construction in progress until July 2000.

                              RESULTS OF OPERATIONS

               FOR THE QUARTER ENDED JUNE 30, 2001 COMPARED TO THE
                          QUARTER ENDED JUNE 30, 2000

OPERATING REVENUES

         For the quarter ended June 30, 2001, the Partnership had total revenues of $13.6 million. The Partnership had no revenues for the quarter ended June 30, 2000, as commercial operations did not begin until August 2000.

OPERATING COSTS AND EXPENSES

         Operating costs were $1.7 million for the quarter ended June 30, 2001, which is an increase of $1 million, or 135.8% over the same period in 2000. Operating costs represented approximately 12.6% of revenues for the quarter ended June 30, 2001. The increase is due to commercial operations not beginning until August 2000. Operating costs consisted of expenses for fuel, and plant operations and maintenance.

DEPRECIATION

         Depreciation costs were $3.6 million for the quarter ended June 30, 2001. The depreciation expense was primarily related to the acquisition costs of the power generation facility, which is being depreciated over thirty years. There was no depreciation expense for the quarter ended June 30, 2000, as the power generation facility was not placed in service until August 2000.

INTEREST EXPENSE/INCOME

         Interest expense for the quarter ended June 30, 2001 was $6.4 million. During the same period in 2000, the Company recorded interest income of $0.01 million. The increase in interest expense is due to the discontinuance of interest capitalization. Interest expense was capitalized as a component of construction in progress until July 2000.

NEW ACCOUNTING PRONOUNCEMENTS

Derivative Instruments and Hedging Activities

         On January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives will be immediately recognized in earnings. Changes in fair values of derivatives accounted for as hedges will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The Partnership also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Partnership discontinues hedge accounting. There was no effect of SFAS No. 133 upon adoption on January 1, 2001 or during the six months ended June 30, 2001.

Business Combinations, Goodwill and Other Intangible Assets

         In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt the provisions of SFAS No. 141 and 142 effective July 1, 2001 and January 1, 2002, respectively. The Company does not expect that the implementation of these guidelines will have a material impact on its consolidated financial position or results of operations.

FORWARD-LOOKING STATEMENTS

         The information presented in this Form 10-Q includes forward-looking statements in addition to historical information. These Statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as "may," "expects," "plans," "anticipates," "believes," and similar terms. Forward-looking statements are only predictions, and actual results may differ materially from the expectations expressed in any forward-looking statement. While the Partnership and Funding believes that the expectations expressed in such forward-looking statements are reasonable, we can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

o Economic conditions including inflation rates and monetary exchange rate fluctuations;

o Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where we have a financial interest;

o Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services;

o Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

o        Availability or cost of capital such as changes in: interest rates;
         market perceptions of the power generation industry, the Partnership and Funding or any of its subsidiaries; or security ratings;

o Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

o Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

o        Increased competition in the power generation industry;

o Cost and other effects of legal and administrative proceedings, settlements, investigations and claims; o Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

o Factors associated with various investments including competition, operating risks, dependence on certain suppliers and customers, and environmental and energy regulations;

Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly disseminated written documents.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no pending material legal proceedings to which the Partnership or Funding is a party or to which any of the Partnership's or Funding's property is subject.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         None

(B)      REPORTS ON FORM 8-K:

         On May 15, 2001, the Partnership and Funding filed a Form 8-K reporting under Item 4 - Change in Registrant's Certifying Accountants

                  The Partnership and Funding announced their termination of KPMG LLP as principal independent accountants and their engagement of PricewaterhouseCoopers LLP as their new principal independent accountants as of May 9, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LSP Energy Limited Partnership
                                       (Registrant)

                                       By: LSP Energy, Inc., its general partner


                                           /s/ Craig A. Mataczynski
                                          ----------------------------------
                                           Craig A. Mataczynski, President


                                           /s/ Brian B. Bird
                                          ----------------------------------
                                           Brian B. Bird, Treasurer
                                           (Principal Financial Officer)



                                       LSP Batesville Funding Corporation
                                       (Registrant)


                                           /s/ Craig A. Mataczynski
                                          ----------------------------------
                                           Craig A. Mataczynski, President


                                           /s/ Brian B. Bird
                                          ----------------------------------
                                           Brian B. Bird, Treasurer
                                           (Principal Financial Officer)


Date:        August 14, 2001
      ------------------------------