Form 10-Q
period 2001-09-30
LSP ENERGY LTD PARTNERSHIP; LSP BATESVILLE FUNDING CORP
filed 2001-11-14
CIK 1092436, 1092435

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For Quarter Ended: September 30, 2001    Commission File Number:    333-84609
                                                                    333-84609-01

                         LSP Energy Limited Partnership

                       LSP Batesville Funding Corporation
             (Exact name of registrant as specified in its charter)

         Delaware                                    22-3422042
         Delaware                                    22-3615403
--------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

901 Marquette Avenue, Suite 2300  Minneapolis, MN                     55402
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:              (612) 373-5300


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

                              Yes  __X__  No ____

     The Registrant meets the conditions set forth in general instruction H (1)
(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

         Index
         -----

                                                                                                      Page No.
                                                                                                      --------

         Part I

         Item 1       Financial Statements and Notes

                      Statements of Income - LSP Energy LP                                               2

                      Balance Sheets - LSP Energy LP                                                     3

                      Statement of Changes in Partners' Capital - LSP Energy LP                          5

                      Statements of Cash Flows - LSP Energy LP                                           6

                      Notes to Financial Statements - LSP Energy LP                                      7

                      Statements of Income - LSP Funding Corp.                                           8

                      Balance Sheets - LSP Funding Corp.                                                 9

                      Statement of Changes in Stockholders' Deficit                                     11
                           - LSP Funding Corp.

                      Statements of Cash Flows - LSP Funding Corp.                                      12

                      Notes to Financial Statements - LSP Funding Corp.                                 13

         Item 2       Management's Discussion and Analysis of Financial

                      Condition and Results of Operations                                               14

         Item 3       Quantitative and Qualitative Disclosures About Market Risk

                      (Omitted per general instruction H 1 (a) and (b) of form 10-Q)                    --

         Part II

         Item 1       Legal Proceedings                                                                 17

         Item 6       Exhibits, Financial Statement Schedules, and Reports                              18
                      on Form 8-K

                      Cautionary Statement Regarding Forward Looking Information                        19


         SIGNATURES                                                                                     20


STATEMENTS OF INCOME
LSP ENERGY LIMITED PARTNERSHIP
(UNAUDITED)


                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                              -------------------------      ----------------------
(IN THOUSANDS)                                                  2001             2000          2001          2000
                                                              --------          -------      --------       -------



Operating revenues

      Revenues from wholly-owned operations                   $ 14,773          $ 8,763      $ 39,778       $ 8,763

Operating costs and expenses

      Operating costs                                            2,279            7,448         6,576         8,810
      Depreciation                                               3,577            2,057        10,721         2,057
      General and administrative expenses                          142               97           435           146
                                                              --------          -------      --------       -------
Operating income                                                 8,775             (839)       22,046        (2,250)
                                                              --------          -------      --------       -------
Other income (expense)
      Other income, net                                            241                -         1,382             -
      Interest expense                                          (6,318)          (3,256)      (19,175)       (3,486)
                                                              --------          -------      --------       -------
Net income/(loss)                                             $  2,698          $(4,095)     $  4,253       $(5,736)
                                                              ========          =======      ========       =======



See accompanying notes to consolidated financial statements.

BALANCE SHEETS
LSP ENERGY LIMITED PARTNERSHIP
(UNAUDITED)


                                                                                        SEPTEMBER 30,       DECEMBER 31,
(IN THOUSANDS)                                                                              2001                2000
                                                                                       --------------     ----------------

Assets

Current assets

      Cash and cash equivalents                                                        $             5    $             93
      Investments held by trustee - restricted                                                  40,798              19,544
      Accounts receivable                                                                        3,281               3,693
      Spare parts inventory                                                                      5,990               4,102
      Prepaid expenses and other current assets                                                    410                 472
                                                                                       ---------------    ----------------
            Total current assets                                                                50,484              27,904
                                                                                       ---------------    ----------------
Investments held by trustee - restricted                                                             -              16,021
Property, plant and equipment, net of accumulated depreciation of $16,256 and $5,535           322,133             333,711
Deferred finance costs, net of accumulated amortization of $6,271 and $6,130                     7,893               8,316
                                                                                       ---------------    ----------------
Total assets                                                                           $       380,510    $        385,952
                                                                                       ===============    ================



See accompanying notes to consolidated financial statements.

BALANCE SHEETS
LSP ENERGY LIMITED PARTNERSHIP
(UNAUDITED)


                                                                                        SEPTEMBER 30,      DECEMBER 31,
(IN THOUSANDS)                                                                              2001               2000
                                                                                        -------------     --------------


Liabilities and partners' equity

Current liabilities

      Current portion of long-term debt                                                  $     7,575      $      4,125
      Accounts payable - trade                                                                 4,396             5,224
      Accounts payable - affiliates                                                            2,078               223
      Accrued interest                                                                         5,136            11,508
      Other current accrued liabilities                                                           27               250
                                                                                         -----------      ------------
            Total current liabilities                                                         19,212            21,330
Long-term debt                                                                               314,300           321,875
                                                                                         -----------      ------------
            Total liabilities                                                                333,512           343,205
Commitments and contingencies
Partners' equity                                                                              46,998            42,747
                                                                                         -----------      ------------
Total liabilities and partners' equity                                                   $   380,510      $    385,952
                                                                                         ===========      ============


See accompanying notes to consolidated financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
LSP ENERGY LIMITED PARTNERSHIP
(UNAUDITED)


                                                             LIMITED PARTNER                      TOTAL PARTNERS'
                                                             LSP BATESVILLE     GENERAL PARTNER       CAPITAL
(IN THOUSANDS)                                                HOLDING, LLC      LSP ENERGY, INC      (DEFICIT)
                                                           -----------------   ----------------   ---------------

Balance at December 31, 1999                                $       (3,133)     $          (19)   $       (3,152)
                                                           ================    ================   ===============
   Net Loss                                                         (5,679)                (57)           (5,736)
   Capital Contributions, net                                        5,001                   -             5,001
                                                           ----------------    ----------------   ---------------
Balance September 30, 2000                                  $       (3,811)     $          (76)   $       (3,887)
                                                           ================    ================   ===============

Balance at December 31, 2000                                $       42,787      $          (40)   $       42,747
                                                           ================    ================   ===============
   Net Income                                                        4,210                  43             4,253
   Capital Contributions, net                                           (2)                  -                (2)
                                                           ----------------    ----------------   ---------------
Balance September 30, 2001                                  $       46,995     $             3    $       46,998
                                                           ================    ================   ===============


See accompanying notes to consolidated financial statements.

STATEMENTS OF CASH FLOWS
LSP ENERGY LIMITED PARTNERSHIP
(UNAUDITED)


                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   ----------------------------------------
(IN THOUSANDS)                                                                           2001                    2000
                                                                                   ----------------        ----------------

Cash flows from operating activities

      Net income (loss)                                                             $        4,253         $        (5,736)
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Depreciation                                                                    10,721                   2,057
            Amortization of deferred financing costs                                           282
        Changes in assets and liabilities:
                Accounts receivable, net                                                       412                  (4,489)
                Spare parts inventory                                                       (1,888)                 (2,384)
                Prepayments and other current assets                                            62                    (456)
                Accounts payable, net                                                         (828)                  1,871
                Accounts payable - affiliates                                                1,855                    (332)
                Accrued interest                                                            (6,372)                (10,114)
                Other current liabilities                                                     (223)                  4,499
                Other assets
                                                                                   ----------------        ----------------
Net cash provided by (used in) operating activities                                          8,274                 (15,084)
                                                                                   ----------------        ----------------
Cash flows from investing activities
      Capital expenditures                                                                                         (41,675)
      Proceeds from disposition of property plant and equipment                                857
                                                                                   ----------------        ----------------
Net cash used in investing activities                                                          857                 (41,675)
                                                                                   ----------------        ----------------
Cash flows from financing activities
      Proceeds from intercompany note                                                                                8,835
      Payment of LT borrowings                                                              (4,125)
      Contributions by members                                                                                      54,001
      Deferred finance costs                                                                   141                    (324)
      Distributions to members                                                                  (2)
      Change in investments held by Trustee - restricted                                    (5,233)                 (5,751)
                                                                                   ----------------        ----------------
Net cash provided by financing activities                                                   (9,219)                 56,761
                                                                                   ----------------        ----------------
Net (decrease) increase in cash and cash equivalents                                           (88)                      2
Cash and cash equivalents at beginning of period                                                93                     203
                                                                                   ----------------        ----------------
Cash and cash equivalents at end of period                                         $             5         $           205
                                                                                   ----------------        ----------------


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

     In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2001 and December 31, 2000, the results of its operations for the three and nine months ended September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000.

1 - BUSINESS DEVELOPMENT

     In January 2001, 49% of the Partnership was sold to NRG Energy, Inc. ("NRG"). In March 2001, the remaining 51% interest was sold to NRG. As of September 30, 2001, the assets and liabilities of the Partnership have not been adjusted to reflect the purchase accounting adjustments for the NRG acquisition.

2 - PROPERTY, PLANT AND EQUIPMENT, NET

     Property, Plant and Equipment consisted of:


                                                                   SEPTEMBER 30,           DECEMBER 31,
(IN THOUSANDS)                                                         2001                    2000
                                                                  --------------           ------------

          Facilities, machinery and equipment                         337,716                 338,573
          Land                                                            673                     673
          Accumulated depreciation                                    (16,256)                 (5,535)
                                                                      -------                 -------
             Property, Plant and Equipment, net                       322,133                 333,711
                                                                      =======                 =======

3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     On January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives will be immediately recognized in earnings. Changes in fair values of derivatives accounted for as hedges will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The Partnership also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Partnership discontinues hedge accounting. There was no effect of SFAS No. 133 upon adoption on January 1, 2001 or during the nine months ended September 30, 2001.

STATEMENTS OF INCOME
LSP BATESVILLE FUNDING CORPORATION
(UNAUDITED)


                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                              -------------------------------  --------------------------
(IN THOUSANDS)                                                      2001            2000          2001          2000
                                                              ---------------  --------------  -----------  -------------

Operating revenues
      Revenues from wholly-owned operations                     $           -   $          -   $         -   $         -
Operating costs and expenses
      Operating costs                                                       -              1             -             4
      Depreciation                                                          -              -             -             -
      General and administrative expenses                                   -              -             -             -
                                                                -------------  --------------  -----------  -------------
Operating loss                                                              -             (1)            -            (4)
                                                                -------------  --------------  -----------  -------------
Other income (expense)
      Other income, net                                                     -              -             -             -
      Interest expense                                                      -              -             -             -
                                                                -------------  --------------  -----------  -------------
Net loss                                                        $           -  $          (1)  $         -   $        (4)
                                                                =============  ==============  ===========  =============



See accompanying notes to consolidated financial statements.

BALANCE SHEETS
LSP BATESVILLE FUNDING CORPORATION
(UNAUDITED)


                                                                                       SEPTEMBER 30,      DECEMBER 31,
(IN THOUSANDS)                                                                             2001               2000
                                                                                     ---------------   -----------------
Assets
Current assets
      Cash and cash equivalents                                                      $             -   $               1
                                                                                     ---------------   -----------------
Total assets                                                                         $             -   $               1
                                                                                     ===============   =================


 See accompanying notes to consolidated financial statements.

BALANCE SHEETS
LSP BATESVILLE FUNDING CORPORATION
(UNAUDITED)


                                                                                         September 30,     December 31,
(IN THOUSANDS)                                                                                2001            2000
                                                                                         -------------     ------------
Liabilities and stockholders' deficit

Current liabilities
      Accounts payable-affiliates                                                        $          9      $         11
                                                                                         -------------     ------------
            Total liabilities                                                                       9                11
Commitments and contingencies
Stockholders' deficit                                                                              (9)              (10)
                                                                                         -------------     ------------
Total liabilities and stockholders' deficit                                              $          -      $          1
                                                                                         =============     ============


See accompanying notes to consolidated financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
LSP BATESVILLE FUNDING CORPORATION
(UNAUDITED)

                                                                                                                        TOTAL
                                                                                  ADDITIONAL       ACCUMULATED      STOCKHOLDER'S
(IN THOUSANDS)                                               COMMON STOCK      PAID-IN-CAPITAL       DEFICIT          DEFICIT
                                                           ---------------    -----------------     ------------     ------------

Balance at December 31, 1999                               $             -     $             1      $         (6)    $         (5)
                                                           ===============     ===============      ============     ============
   Net loss                                                              -                   -                (3)              (3)
                                                           ---------------     ---------------      ------------     ------------
Balance September 30, 2000                                 $             -     $             1      $         (9)    $         (8)
                                                           ===============     ===============      ============     ============
Balance at December 31, 2000                               $             -     $             1      $        (11)    $        (10)
                                                           ===============     ===============      ============     ============
   Net Loss                                                              -                   -                 -                -
   Capital contributions, net                                            -                   -                 1                1
                                                           ---------------     ---------------      ------------     ------------
Balance September 30, 2001                                  $            -     $             1      $        (10)    $         (9)
                                                           ===============     ===============      ============     ============



See accompanying notes to consolidated financial statements.

STATEMENTS OF CASH FLOWS
LSP BATESVILLE FUNDING CORPORATION
(UNAUDITED)


                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------------
(IN THOUSANDS)                                                                            2001                   2000
                                                                                     --------------          -------------

Cash flows from operating activities

      Net income                                                                    $            -            $         (4)
      (Decrease) increase in accounts payable - affiliates                                      (2)                      4
                                                                                    --------------           -------------
Net cash used by operating activities                                                           (2)                      -
                                                                                    --------------           -------------

Cash flows from investing activities
                                                                                    --------------           -------------
Net cash used by investing activities                                                            -                       -
                                                                                    --------------           -------------
Cash flows from financing activities
      Contributions from member                                                                  1                       -
                                                                                    --------------           -------------
Net cash provided by financing activities                                                        1                       -
                                                                                    --------------           -------------
Net decrease in cash and cash equivalents                                                       (1)                      -
Cash and cash equivalents at beginning of period                                                 1                       1
                                                                                    --------------           -------------
Cash and cash equivalents at end of period                                          $            -           $           1
                                                                                    ==============           =============


See accompanying notes to consolidated financial statements.

                       LSP BATESVILLE FUNDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         LSP Batesville Funding Corporation ("Funding") is a Delaware corporation established in August 1998. Funding's business purpose is limited to maintaining its organization and activities necessary to facilitate the acquisition of financing by the Partnership from the institutional debt market and to offer debt securities. On May 21, 1999, the Partnership and Funding issued two series of senior secured bonds. Funding is wholly owned by LSP Batesville Holding, LLC ("Holding"), a Delaware limited liability company.

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

         In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of Funding as of September 30, 2001 and December 31, 2000, the results of its operations for the three and nine months ended September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------




                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition is omitted per conditions as set forth in General Instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations as permitted by General Instructions H (2)
(a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format). This analysis will primarily compare the Partnership's revenue and expense items for the three and nine months ended September 30, 2001 with the three and nine months ended September 30, 2000. Funding has nominal assets, and does not conduct any operations, and therefore will be excluded from this analysis.

                              RESULTS OF OPERATIONS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED
                  TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

OPERATING REVENUES

         For the nine months ended September 30, 2001, the Partnership had total revenues of $39.8 million. The Partnership had revenues of $8.8 million for the period ended September 30, 2000, as commercial operations did not begin until August 2000. The majority of revenues for the period consist of capacity sales under long-term agreements.

OPERATING COSTS AND EXPENSES

         Operating costs were $6.6 million for the nine months ended September 30, 2001, which is a decrease of $2.2 million, or 25.4% over the same period in 2000. Operating costs represented approximately 16.5% of revenues for the nine months ended September 30, 2001. Operating costs consisted of expenses for fuel, and plant operations and maintenance. The decrease in such costs is primarily attributable to a reduction in the operations of the generating facilities in comparison to the same period in the prior year.

DEPRECIATION

         Depreciation costs were $10.7 million for the nine months ended September 30, 2001, which is an increase of $8.7 million, or 421.2% over the same period in 2000. The increase is due to the plant becoming operational in August 2000. The depreciation expense was primarily related to the acquisition costs of the power generation facility, which is being depreciated over thirty years. Depreciation represents 27.0 % of revenues for the nine months ended September 30, 2001.

INTEREST EXPENSE

         Interest expense for the nine months ended September 30, 2001 was $19.2 million, representing an increase of $15.7 million over the same period in 2000. The increase in interest expense is due to the discontinuance of interest capitalization. Interest expense was capitalized as a component of construction in progress until July 2000.

                              RESULTS OF OPERATIONS

            FOR THE QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE
                        QUARTER ENDED SEPTEMBER 30, 2000

OPERATING REVENUES

         For the quarter ended September 30, 2001, the Partnership had total revenues of $14.8 million compared to $8.8 million for the quarter ended September 30, 2000. The increase can be attributed to commercial operations not beginning until August 2000.

OPERATING COSTS AND EXPENSES

         Operating costs were $2.3 million for the quarter ended September 30, 2001, which is a decrease of $5.2 million, or 69.4% over the same period in 2000. Operating costs represented approximately 15.4% of revenues for the quarter ended September 30, 2001. Operating costs consisted of expenses for fuel, and plant operations and maintenance. The decrease in such costs is primarily attributable to a reduction in the operations of the generating facilities in comparison to the same period in the prior year.

DEPRECIATION

         Depreciation costs were $3.6 million for the quarter ended September 30, 2001, which is an increase of $1.5 million or 73.9% over the same period in 2000. The increase is due to the plant becoming operational in August of 2000. The depreciation expense was primarily related to the acquisition costs of the power generation facility, which is being depreciated over thirty years. Depreciation represents 24.2% of revenues for the quarter ended September 30, 2001.

INTEREST EXPENSE/INCOME

         Interest expense for the quarter ended September 30, 2001 was $6.3 million, representing an increase of $3.1 million over the same period in 2000. The increase in interest expense is due to the discontinuance of interest capitalization. Interest expense was capitalized as a component of construction in progress until July 2000.

NEW ACCOUNTING PRONOUNCEMENTS

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

         In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company has adopted the provisions of SFAS 141 effective July 1, 2001 and plans to adopt the provisions of SFAS 142 effective January 1, 2002. The Company does not expect that the implementation of these guidelines will have a material impact on its consolidated financial position or results of operations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no pending material legal proceedings to which the Partnership or Funding is a party or to which any of the Partnership's or Funding's property is subject.

     PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         None

(B)      REPORTS ON FORM 8-K:

         On May 15, 2001, the Partnership and Funding filed a Form 8-K reporting under Item 4 - Change in Registrant's Certifying Accountants:

                  The Partnership and Funding announced their termination of KPMG LLP as principal independent accountants and their engagement of PricewaterhouseCoopers LLP as their new principal independent accountants as of May 9, 2001.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

o    Volatility of energy prices in a deregulated market environment;

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

         The Partnership and Funding undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause the Partnership's and Funding's actual results to differ materially from those contemplated in any forward-looking statements included in this Form 10-Q should not be construed as exhaustive.

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

                                  LSP Energy Limited Partnership
                                  (Registrant)
                                  By:  LSP Energy, Inc., its general partner

                                  /s/      Craig A. Mataczynski
                                     ---------------------------------------
                                     Craig A. Mataczynski, President

                                  /s/          Brian B. Bird
                                     ----------------------------------------
                                     Brian B. Bird, Treasurer
                                     (Principal Financial Officer)


                                 LSP Batesville Funding Corporation
                                 (Registrant)

                                 /s/       Craig A. Mataczynski
                                     ----------------------------------------
                                     Craig A. Mataczynski, President

                                 /s/          Brian B. Bird
                                     ----------------------------------------
                                     Brian B. Bird, Treasurer
                                     (Principal Financial Officer)


Date: November 14, 2001
     --------------------