Form 10-Q
period 2002-06-30
LSP ENERGY LTD PARTNERSHIP; LSP BATESVILLE FUNDING CORP
filed 2002-08-14
CIK 1092436, 1092435

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended:	June 30, 2002	Commission File Number:	333-42638

LSP Energy Limited Partnership
LSP Batesville Funding Corporation
(Exact name of registrant as specified in its charter)

Delaware Delaware (State or other jurisdiction of incorporation or organization)	22-3422042 22-3615403 (I.R.S. Employer Identification No.)

901 Marquette Avenue, Suite 2300 Minneapolis, MN (Address of principal executive offices)	55402 (Zip Code)

(612) 373-5300
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

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

LSP BATESVILLE FUNDING CORPORATION

BALANCE SHEET

	June 30,	December 31,
	2002	2001

	(Unaudited)
	(In thousands)
Assets	$—	$—

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable-affiliates	$11	$10

Total liabilities	11	10
Commitments and contingencies
Stockholders’ deficit	(11)	(10)

Total liabilities and stockholders’ deficit	$—	$—

See accompanying notes to financial statements.

LSP BATESVILLE FUNDING CORPORATION

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(In thousands)
Operating revenues
Operating revenues	$—	$—	$—	$—
Operating costs and expenses
Operating costs	—	—	—	—
Depreciation	—	—	—	—
General and administrative expenses	2	—	2	—

Operating income/(loss)	(2)	—	(2)	—

Other income/(expense)
Other income, net	—	—	—	—
Interest expense	—	—	—	—

Net income/(loss)	$(2)	$—	$(2)	$—

See accompanying notes to financial statements.

LSP BATESVILLE FUNDING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT
(UNAUDITED)

				Total
	Common	Additional	Accumulated	Stockholder's
	Stock	Paid-In-Capital	Deficit	Deficit

		(In thousands)
Balance at December 31, 2000	$—	$1	$(11)	$(10)

Net Loss	—	—	—	—
Stockholder contributions, net	—	1	—	1

Balance at June 30, 2001	$—	$2	$(11)	$(9)

Balance at December 31, 2001	$—	$1	$(11)	$(10)

Net Loss	—	—	(2)	(2)
Stockholder contributions, net	—	1	—	1

Balance at June 30, 2002	$—	$2	$(13)	$(11)

See accompanying notes to financial statements.

LSP BATESVILLE FUNDING CORPORATION

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months
	ended June 30,

	2002	2001

	(In thousands)
Cash flows from operating activities
Net income	$(2)	$—
Increase in accounts payable-affiliates	1	(1)

Net cash provided by/(used in) operating activities	(1)	(1)

Cash flows from investing activities
Net cash provided by/(used in) investing activities	—	—

Cash flows from financing activities
Contributions from member	1	1

Net cash provided by/(used in) financing activities	—	1

Net increase/(decrease) in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	—	1

Cash and cash equivalents at end of period	$—	$1

See accompanying notes to financial statements.

LSP Batesville Funding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LSP Batesville Funding Corporation (“Funding”) was established on August 3, 1998. Funding’s business purpose is limited to maintaining its organization and activities necessary to facilitate the acquisition of financing by LSP Energy Limited Partnership (“the Partnership”) from the institutional debt market and to offer debt securities. On May 21, 1999, the Partnership and Funding issued two series of senior secured bonds. Funding is wholly owned by LSP Batesville Holding, LLC (“Holding”), a Delaware limited liability company.

The accompanying unaudited financial statements have been prepared in accordance with SEC regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by Funding are set forth in Note 1 to Funding’s financial statements in its annual report on Form 10-K for the year ended December 31, 2001 (Form 10-K). Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the financial position of Funding as of June 30, 2002 and December 31, 2001, the results of operations for the three and six months ended June 30, 2002 and 2001 and its cash flows and stockholders’ deficit for the six months ended June 30, 2002 and 2001.

LSP ENERGY LIMITED PARTNERSHIP

BALANCE SHEET

	June 30, 2002	December 31, 2001

	(Unaudited)
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$—	$—
Investments held by trustee — restricted	51,410	53,957
Accounts receivable	4,231	4,005
Spare parts inventory	6,977	5,999
Prepaid expenses and other current assets	1,395	300

Total current assets	64,013	64,261

Property, plant and equipment, net of accumulated depreciation of $26,969 and $19,827	310,195	317,046
Deferred finance costs, net of accumulated amortization of $7,264 and $6,976	7,605	7,893

Total assets	$381,813	$389,200

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$3,450	$7,575
Accounts payable — trade	2,440	805
Accounts payable — affiliates	3,286	4,398
Accrued interest	11,054	11,259
Other current accrued liabilities	2,324	3,202

Total current liabilities	22,554	27,239
Long-term debt	314,300	314,300

Total liabilities	336,854	341,539
Commitments and contingencies
Partners’ capital	44,959	47,661

Total liabilities and partners’ capital	$381,813	$389,200

See accompanying notes to financial statements.

LSP ENERGY LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(In thousands)		(In thousands)
Operating revenues
Operating revenues	$15,616	$13,586	$29,248	$25,005
Operating costs and expenses
Operating costs	8,651	1,714	12,323	4,297
Depreciation	3,571	3,573	7,142	7,144
General and administrative expenses	244	269	416	293

Operating income	3,150	8,030	9,367	13,271

Other income (expense)
Other income, net	148	362	421	1,141
Interest expense	(6,243)	(6,418)	(12,490)	(12,857)

Net income/(loss)	$(2,945)	$1,974	$(2,702)	$1,555

See accompanying notes to financial statements.

LSP ENERGY LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
(UNAUDITED)

	Limited Partner		Total Partners'
	LSP Batesville	General Partner	Capital
	Holding, LLC	LSP Energy, Inc.	(Deficit)

		(In thousands)
Balance at December 31, 2000	$42,787	$(40)	$42,747

Net Income	1,539	16	1,555
Capital Contributions, net	37,184	—	37,184

Balance at June 30, 2001	$81,510	$(24)	$81,486

Balance at December 31, 2001	$47,653	$8	$47,661

Net income	(2,675)	(27)	(2,702)

Balance at June 30, 2002	$44,978	$(19)	$44,959

See accompanying notes to financial statements.

LSP ENERGY LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months
	ended June 30,

	2002	2001

	(In thousands)
Cash flows from operating activities
Net income (loss)	$(2,702)	$1,555
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,142	7,144
Amortization of deferred financing costs	288	141
Changes in assets and liabilities:
Accounts receivable, net	(226)	(85)
Spare parts inventory	(978)	(1,254)
Prepayments and other current assets	(1,095)	364
Accounts payable, trade	1,635	(2,049)
Accounts payable — affiliates	(1,112)	9,888
Accrued interest	(205)	5
Other current liabilities	(878)	(250)
Other assets	—	136

Net cash provided by operating activities	1,869	15,595

Cash flows from investing activities
Capital expenditures	(291)	(46,784)
Change in investments held by Trustee-restricted	2,547	(6,468)
Proceeds from disposition of property, plant and equipment	—	380

Net cash provided by/(used in) investing activities	2,256	52,872

Cash flows from financing activities
Capital contributions	—	37,184
Repayment of loans	(4,125)	—

Net cash provided by financing activities	(4,125)	37,184

Net increase (decrease) in cash and cash equivalents	—	(93)
Cash and cash equivalents at beginning of period	—	93

Cash and cash equivalents at end of period	$—	$—

See accompanying notes to financial statements.

LSP Energy Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     LSP Energy Limited Partnership (the “Partnership”) is a Delaware limited partnership formed in February 1996 to develop, construct, own and operate a gas-fired electric generating facility with a design capacity of approximately 837 megawatts, located in Batesville, Mississippi (the “Facility”).

     The accompanying unaudited financial statements have been prepared in accordance with SEC regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Partnership are set forth in Note 2 to the Partnership’s financial statements in its annual report on Form 10-K for the year ended December 31, 2001 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K. Interim results are not necessarily indicative of results for a full year.

     In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the financial position of the Partnership as of June 30, 2002 and December 31, 2001, the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows and partners’ capital for the six months ended June 30, 2002 and 2001.

1 — PROPERTY, PLANT AND EQUIPMENT

     Property, Plant and Equipment consisted of:

(In thousands)	June 30, 2002	December 31, 2001

Facilities, machinery and equipment	$336,491	$336,200
Land	673	673
Accumulated depreciation	(26,969)	(19,827)

Property, Plant and Equipment, net	$310,195	$317,046

2 — DEBT

     On July 26, 2002, Standard & Poor’s Rating Services announced it had lowered NRG Energy’s corporate credit rating to BB. The secured NRG Northeast Generating LLC bonds were lowered to BB. The senior unsecured bonds of NRG Energy were lowered to B-plus. All of the NRG Energy debt issues and the corporate credit rating were placed on “credit watch” with negative implications. Standard & Poor’s ratings are not a recommendation to buy, sell or hold securities, and each rating should be evaluated independently of any other rating.

     On July 29, 2002, Moody’s Investor Service lowered the senior unsecured debt rating of NRG Energy from Baa3 to B1 and assigned a Senior Implied rating of Ba3 to NRG Energy. NRG Energy subsidiaries, including NRG Northeast Generating, NRG South Central Generating LLC and LSP Energy Limited Partnership, were placed under review for possible downgrade. Moody’s ratings are not a recommendation to buy, sell or hold securities, and each rating should be evaluated independently of any other rating.

     On August 9, 2002, Standard and Poor’s lowered its rating on LSP Batesville Funding Corporation’s $326 million senior secured bonds to BB+ from BBB- and at the same time placed them on “credit watch” with negative implications. In most circumstances Standard & Poor’s will not rate the debt of a wholly owned subsidiary higher than the rating of its parent. An exception can be made, and was in LSP Batesville’s case, if the stand-alone credit quality of the entity supports it.

Item 2 — Management’s Discussion and Analysis

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

     Management’s Discussion and Analysis of Financial Condition is omitted per conditions as set forth in General Instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management’s narrative analysis of the results of operations as permitted by General Instructions H (2) (a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format). This analysis will primarily compare the Partnership’s revenue and expense items for the three and six months ended June 30, 2002 with the three and six ended June 30, 2001. Funding has nominal assets, and does not conduct any operations, and therefore; will be excluded from this analysis.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

Operating Revenues

     The Partnership had total revenues of $29.2 million and $25.0 million for the six month periods ended June 30, 2002 and 2001, respectively. Revenues consisted primarily of energy and capacity sales under long-term sales agreements. A forced outage of unit 3 from March 4 through June 4, 2002, required the partnership to purchase replacement power to satisfy their contractual obligations to Aquila. Under the agreement, fuel costs for replacement power are passed through to Aquila and subsequently reimbursed to the partnership. Increased revenues during the six months ended June 30, 2002 over the same period in 2001 were due to these cost reimbursements.

Operating Costs and Expenses

     Operating costs were $12.3 million for the six months ended June 30, 2002, which is an increase of $8.0 million, or 186.0% over the same period in 2001. Operating costs consisted of expenses for fuel, and plant operations and maintenance. Operating expenses increased due to the cost of fuel incurred to provide replacement power under the contract with Aquila during the forced outage. Also contributing to the increase is the settlement of disputed replacement power costs with Dominion during the period.

Depreciation

     Depreciation costs were $7.1 million for the six months ended June 30, 2002 and 2001. The depreciation expense was primarily related to the acquisition costs of the power generation facility, which is being depreciated over thirty years.

Interest Expense

     Interest expense for the six months ended June 30, 2002 was $12.5 million, a decrease of $0.4 million from the same period in 2001 due to a reduction in the outstanding debt balance.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED JUNE 30, 2002 COMPARED TO THE QUARTER ENDED JUNE 30, 2001

Operating Revenues

     The Partnership had total revenues of $15.6 million and $13.6 million for the quarters ended June 30, 2002 and 2001, respectively. Revenues consisted primarily of energy and capacity sales under long-term sales agreements. A forced outage of unit 3 from March 4 through June 4, 2002, required the partnership to purchase replacement power to satisfy their contractual obligations to Aquila. Under the agreement, fuel costs for replacement power are passed through to Aquila and subsequently reimbursed to the partnership. Increased revenues during the quarter ended June 30, 2002 over the same period in 2001 were due to these cost reimbursements.

Operating Costs and Expenses

     Operating costs were $8.7 million for the quarter ended June 30, 2002, which is an increase of $7.0 million, or 411.8% over the same period in 2001. Operating costs consisted of expenses for fuel, and plant operations and maintenance. Operating expenses increased due to the cost of fuel incurred to provide replacement power under the contract with Aquila during the forced outage. Also contributing to the increase is the settlement of disputed replacement power costs with Dominion during the quarter.

Depreciation

     Depreciation costs were $3.6 million for the quarters ended June 30, 2002 and 2001. The depreciation expense was primarily related to the acquisition costs of the power generation facility, which is being depreciated over thirty years.

Interest Expense

     Interest expense for the quarter ended June 30, 2002 was $6.2 million, a decrease of $0.2 million from the same period in 2001 due to a reduction in the outstanding debt balance.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective useful lives. The Partnership has adopted the provisions of SFAS 142 effective January 1, 2002. The implementation of this guideline did not have a material impact on its financial position or results of operations.

     In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 has not had a material impact on the Partnership.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Partnership did not recognize any asset impairments as a result of adopting SFAS No. 144 through the first two quarters of 2002.

     In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 144), that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. SFAS No. 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as “Extraordinary Items,” as prescribed in Accounting Practices Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as “Extraordinary Items.” This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement for prior periods required. In addition, SFAS No. 145 amends SFAS No. 13,Accounting for Leases (SFAS No. 13), as it relates to accounting by a lessee for certain lease modifications. Under SFAS No. 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under SFAS No. 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of SFAS No. 98, Accounting for Leases. These provisions of SFAS No. 145 are effective for transaction occurring after May 15, 2002. SFAS No. 145 will be applied as required. Adoption of SFAS No. 145 had no material impact on the Partnership.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Partnership management’s discussion and analysis of its financial condition and results of operations are based upon the Partnership’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements and related disclosures in compliance with generally accepted accounting principles (GAAP) requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.

     On an ongoing basis, the Partnership, evaluates its estimates, utilizing historic experience, consultation with experts and other methods the Partnership considers reasonable. In any case, actual results may differ significantly from the Partnership’s estimates. Any effects on the Partnership’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

     Refer to Item 8 Note 2 to the Partnership’s financials in its annual report on Form 10-K for the year ended December 31, 2001 for additional discussion regarding the Partnership’s critical accounting policies and estimates.

Capital Resources

     The bond agreements at the Partnership generally restrict its ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy, Inc. As of June 30, 2002, the Partnership is resolving equipment problems that will cause its debt service coverage ratio to fall below the minimum required for distribution, though irrespective of the debt service coverage ratio, no distributions to NRG Energy were anticipated from the Partnership in 2002. This situation does not create an event of default and will not allow the lenders to accelerate the project financings.

     On August 7, 2002, Standard & Poor’s Rating Services lowered NRG Energy’s corporate credit rating to B-plus. The senior unsecured bonds of NRG Energy were lowered to B-plus. All of the NRG Energy debt issues and the corporate credit rating were placed on “credit watch” with negative implications.

     On July 29, 2002, Moody’s Investor Service lowered the senior unsecured debt rating of NRG Energy from Baa3 to B1 and assigned a Senior Implied rating of Ba3 to NRG Energy. NRG Energy subsidiaries, including NRG Northeast Generating, NRG South Central Generating LLC and LSP Energy Limited Partnership, were placed under review for possible downgrade. Moody’s ratings are not a recommendation to buy, sell or hold securities, and each rating should be evaluated independently of any other rating.

     On August 9, 2002, Standard and Poor’s lowered its rating on LSP Batesville Funding Corporation’s $326 million senior secured bonds to BB+ from BBB- and at the same time placed them on “credit watch” with negative implications. In most circumstances Standard & Poor’s will not rate the debt of a wholly owned subsidiary higher than the rating of its parent. An exception can be made, and was in LSP Batesville’s case, if the stand-alone credit quality of the entity supports it.

Part II — Other Information

Item 1. Legal Proceedings

     There are no pending material legal proceedings to which the Partnership or Funding is a party or by which any of the Partnership’s property is the subject.

Part II — Other Information

Item 5. Other Information

     On August 8, 2002, NRG identified 14 electric generating plants that it plans to sell, as part of its efforts to pay down debt. The list includes the Company’s plants in Mississippi and other plants in Louisiana, Texas, and Oklahoma.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

     None

(b)	Reports on Form 8-K:

     None

Cautionary Statement Regarding Forward-Looking Statements

     The information presented in this Form 10-Q includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by the use of such words as “may”, “expects,” “plans,” “anticipates,” believes,” and similar terms. Forward-looking statements are only predictions, and actual results may differ materially from the expectations expressed in any forward-looking statement. While the Partnership and Funding believe that the expectations expressed in such forward-looking statements are reasonable, we can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•	NRG Energy’s ability to reach agreements with its lenders and creditors to restructure debt and delay the funding of collateral required following NRG Energy’s, and the Company’s, ratings downgrades;

•	The implementation of the business plan Xcel Energy put in place for NRG Energy following completion of the Xcel Energy exchange offer transaction;

•	NRG Energy’s ability to sell assets in the amounts and on the time table assumed;

•
•	General economic conditions including inflation rates and monetary exchange rate fluctuations;

•	Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where we have a financial interest;

•	Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services;

•	Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•	Factors affecting the availability or cost of capital such as changes in: interest rates; market perceptions of the power generation industry, the Companies or changes in credit ratings;

•	Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

•	Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

•	Volatility of energy prices in a deregulated market environment:

•	Increased competition in the power generation industry;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

•	Factors associated with various investments including competition, operating risks, dependence on certain suppliers and customers, and environmental and energy regulations;

•	Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly disseminated written documents.

     The Partnership undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause the Partnership’s actual results to differ materially from those contemplated in any forward-looking statements included in this Form 10-Q should not be construed as exhaustive.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSP Energy Limited Partnership (Registrant)

By: LSP Energy, Inc. its General Partner

	/s/	RICHARD C. KELLY

Richard C. Kelly, President

	/s/	C. ADAM CARTE

C. Adam Carte, Treasurer (Principal Financial Officer)

LSP Batesville Funding Corporation (Registrant)

	/s/	RICHARD C. KELLY

Richard C. Kelly, President

	/s/	C. ADAM CARTE

C. Adam Carte, Treasurer (Principal Financial Officer)
Date: August 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, in his/her capacity as an officer of LSP Energy, Inc. and LSP Batesville Funding Corporation (the “Companies”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

•	the Quarterly Report of the Companies on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

•	the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Companies.

Dated: August 14, 2002

/s/	RICHARD C. KELLY

Richard C. Kelly, President

/s/	C. ADAM CARTE

C. Adam Carte, Treasurer