Form 10-Q
period 2002-09-30
LSP ENERGY LTD PARTNERSHIP; LSP BATESVILLE FUNDING CORP
filed 2002-11-19
CIK 1092436, 1092435

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: September 30, 2002	Commission File Number: 333-42638

LSP Energy Limited Partnership
LSP Batesville Funding Corporation

(Exact name of registrant as specified in its charter)

Delaware Delaware (State or other jurisdiction of incorporation or organization)	22-3422042 22-3615403 (I.R.S. Employer Identification No.)

901 Marquette Avenue, Suite 2300 Minneapolis, MN (Address of principal executive offices)	55402 (Zip Code)

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

LSP BATESVILLE FUNDING CORPORATION
BALANCE SHEETS
(UNAUDITED)

(Thousands of Dollars)	September 30, 2002	December 31, 2001

Assets	$—	$—

Liabilities and stockholder’s deficit
Current liabilities
Accounts payable-affiliates	$11	$10

Total liabilities	11	10
Commitments and contingencies
Stockholder’s deficit	(11)	(10)

Total liabilities and stockholder’s deficit	$—	$—

See accompanying notes to financial statements

LSP BATESVILLE FUNDING CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Thousands of Dollars)	2002	2001	2002	2001

Operating revenues
Operating revenues	$—	$—	$—	$—
Operating costs and expenses
Operating costs	—	—	—	—
Depreciation	—	—	—	—
General and administrative expenses	—		2	—

Operating loss	—	—	(2)	—

Other income/(expense)
Other income, net	—	—	—	—
Interest expense	—	—	—	—

Net loss	$—	$—	$(2)	$—

See accompanying notes to financial statements

LSP BATESVILLE FUNDING CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT
(UNAUDITED)

For the three months ended September 30, 2002 and 2001

				Total
	Common	Additional	Accumulated	Stockholder's
(Thousands of Dollars)	Stock	Paid-In-Capital	Deficit	Deficit

Balance at June 30, 2001	$—	$1	$(11)	$(10)

Net Loss	—	—	—	—
Stockholder contributions, net	—	—	—	—

Balance at September 30, 2001	$—	$1	$(11)	$(10)

Balance at June 30, 2002	$—	$2	$(13)	$(11)

Net Loss	—	—	—	—
Stockholder contributions, net	—	—	—	—

Balance at September 30, 2002	$—	$2	$(13)	$(11)

For the nine months ended September 30, 2002 and 2001

				Total
	Common	Additional	Accumulated	Stockholder's
(Thousands of Dollars)	Stock	Paid-In-Capital	Deficit	Deficit

Balance at December 31, 2000	$—	$1	$(11)	$(10)

Net Loss	—	—	—	—

Balance at September 30, 2001	$—	$1	$(11)	$(10)

Balance at December 31, 2001	$—	$1	$(11)	$(10)

Net Loss	—	—	(2)	(2)
Stockholder contributions, net	—	1	—	1

Balance at September 30, 2002	$—	$2	$(13)	$(11)

See accompanying notes to financial statements

LSP BATESVILLE FUNDING CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
(Thousands of Dollars)	September 30,

	2002	2001

Cash flows from operating activities
Net income	$(2)	$—
Increase (decrease) in accounts payable-affiliates	1	(2)

Net cash used in operating activities	(1)	(2)

Cash flows from investing activities
Net cash provided by investing activities	—	—

Cash flows from financing activities
Contributions from member	1	1

Net cash provided by financing activities	1	1

Net decrease in cash and cash equivalents	—	(1)
Cash and cash equivalents at beginning of period	—	1

Cash and cash equivalents at end of period	$—	$—

See accompanying notes to financial statements.

LSP BATESVILLE FUNDING CORPORATION
NOTES TO FINANCIAL STATEMENTS

LSP Batesville Funding Corporation (“Funding”) was established on August 3, 1998. Funding’s business purpose is limited to maintaining its organization and activities necessary to facilitate the acquisition of financing by LSP Energy Limited Partnership (“the Partnership”) from the institutional debt market and to offer debt securities. On May 21, 1999, the Partnership and Funding issued two series of senior secured bonds which are recorded on the books of the Partnership. Funding is wholly owned by LSP Batesville Holding, LLC (“Holding”), a Delaware limited liability company. Holding is an indirect wholly owned subsidiary of NRG Energy, Inc. (NRG Energy).

The accompanying unaudited financial statements have been prepared in accordance with U.S. Securities and Exchange Commission (SEC) regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by Funding are set forth in Note 1 to Funding’s financial statements in its annual report on Form 10-K for the year ended December 31, 2001 (Form 10-K). Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the financial position of Funding as of September 30, 2002 and December 31, 2001, the results of operations and stockholder’s deficit for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.

LSP ENERGY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Thousands of Dollars)	September 30, 2002	December 31, 2001

Assets
Current assets
Cash and cash equivalents	$—	$—
Investments held by trustee — restricted	41,094	53,957
Accounts receivable, net	3,657	4,005
Spare parts inventory	7,098	5,999
Prepaid expenses and other current assets	1,460	300

Total current assets	53,309	64,261

Property, plant and equipment, net of accumulated depreciation of $30,691 and $19,827	306,279	317,046
Deferred finance costs, net of accumulated amortization of $7,408 and $6,976	7,461	7,893

Total assets	$367,049	$389,200

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$7,125	$7,575
Accounts payable — trade	366	805
Accounts payable — affiliates	1,660	4,398
Accrued interest	4,894	11,259
Other current accrued liabilities	935	3,202

Total current liabilities	14,980	27,239
Long-term debt	307,175	314,300

Total liabilities	322,155	341,539
Commitments and contingencies
Partners’ capital	44,894	47,661

Total liabilities and partners’ capital	$367,049	$389,200

See accompanying notes to consolidated financial statements

LSP ENERGY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Thousands of Dollars)	2002	2001	2002	2001

Operating revenues
Operating revenues	$12,180	$14,773	$41,428	$39,778
Operating costs and expenses
Operating costs	2,335	2,279	14,658	6,576
Depreciation	3,722	3,577	10,864	10,721
General and administrative expenses	171	142	587	435

Operating income	5,952	8,775	15,319	22,046

Other income (expense)
Other income, net	225	241	646	1,382
Interest expense	(6,242)	(6,318)	(18,732)	(19,175)

Net income/(loss)	$(65)	$2,698	$(2,767)	$4,253

See accompanying notes to consolidated financial statements

LSP ENERGY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
(UNAUDITED)

For the three months ended September 30, 2002 and 2001

	Limited Partner		Total Partners'
	LSP Batesville	General Partner	Capital
(Thousands of Dollars)	Holding, LLC	LSP Energy, Inc.	(Deficit)

Balance at June 30, 2001	$44,324	$(24)	$44,300
Net Income	2,671	27	2,698

Balance at September 30, 2001	$46,995	$3	$46,998

Balance at June 30, 2002	$44,978	$(19)	$44,959

Net loss	(64)	(1)	(65)

Balance at September 30, 2002	$44,914	$(20)	$44,894

For the nine months ended September 30, 2002 and 2001

	Limited Partner		Total Partners'
	LSP Batesville	General Partner	Capital
(Thousands of Dollars)	Holding, LLC	LSP Energy, Inc.	(Deficit)

Balance at December 31, 2000	$42,787	$(40)	$42,747
Net Income	4,210	43	4,253
Member contributions, net	(2)	—	(2)

Balance at September 30, 2001	$46,995	$3	$46,998

Balance at December 31, 2001	$47,653	$8	$47,661
Net loss	(2,739)	(28)	(2,767)

Balance at September 30, 2002	$44,914	$(20)	$44,894

See accompanying notes to consolidated financial statements.

LSP ENERGY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months
	ended September 30,

(Thousands of Dollars)	2002	2001

Cash flows from operating activities
Net (loss) income	$(2,767)	$4,253
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,864	10,721
Amortization of deferred financing costs	432	282
Changes in assets and liabilities:
Accounts receivable, net	348	412
Spare parts inventory	(1,099)	(1,888)
Prepayments and other current assets	(1,160)	62
Accounts payable, trade	(439)	(828)
Accounts payable — affiliates	(2,835)	1,855
Accrued interest	(6,365)	(6,372)
Other current liabilities	(2,267)	(223)

Net cash (used in)/provided by operating activities	(5,288)	8,274

Cash flows from investing activities
Change in investments held by Trustee-restricted	12,863	(5,233)
Proceeds from disposition of property, plant and equipment	—	857

Net cash provided by/(used in) investing activities	12,863	(4,376)

Cash flows from financing activities
Repayment of loans	(7,575)	(4,125)
Deferred finance costs	—	141
Distributions to members	—	(2)

Net cash used in financing activities	(7,575)	(3,986)

Net increase (decrease) in cash and cash equivalents	—	(88)
Cash and cash equivalents at beginning of period	—	93

Cash and cash equivalents at end of period	$—	$5

Supplemental disclosures of non-cash information:
Capital expenditures paid by affiliate	97	—

See accompanying notes to consolidated financial statements

LSP ENERGY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     LSP Energy Limited Partnership (the “Partnership”) is a Delaware limited partnership formed in February 1996 to develop, construct, own and operate a gas-fired electric generating facility with a design capacity of approximately 837 megawatts, located in Batesville, Mississippi (the “Facility”), and is an indirect, wholly owned subsidiary of NRG Energy, Inc. (NRG Energy). The Partnership owns 100% of NRG Batesville LLC (Batesville), which was formed to develop, construct, own and operate a gas-fired electric generation facility with a design capacity of approximately 292 megawatts, also located in Batesville, Mississippi (the “Expansion Project”).

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

     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments necessary to present fairly the financial position of the Partnership as of September 30, 2002 and December 31, 2001, the results of its operations and partners’ capital for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.

1 — RECENT DEVELOPMENTS

     On July 26, 2002, Standard & Poor’s Rating Service (S&P) downgraded NRG Energy’s senior unsecured bonds below investment grade, and three days later Moody’s Investors’ Services also downgraded NRG Energy’s senior unsecured debt rating below investment grade. Over the next few months NRG senior unsecured debt, as well as the secured bonds including those of the Partnership, were downgraded multiple times. After NRG failed to make the payment obligations due under certain unsecured bond obligations on September 16, 2002, both Moody’s and S&P lowered their ratings on NRG Energy’s unsecured bonds once again. Currently, unsecured bond obligations carry a rating of between CCC and D, depending on both the specific debt issue and the rating agency rating system. The Partnership’s bonds currently carry a rating of B with S&P and B1 with Moody’s.

     The bond agreement of the Partnership generally restricts its ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy. As of September 30, 2002, the Partnership does not meet the required minimum debt service coverage ratios, and therefore is restricted from making payments to NRG Energy. NRG Energy believes this situation does not create an event of default and will not allow the bondholders to accelerate the Partnership financings.

     Starting in August 2002, NRG Energy engaged in the preparation of a comprehensive business plan and forecast. The business plan detailed the strategic merits and financial value of NRG Energy’s projects and operations. It also anticipates that NRG Energy will function independently from Xcel Energy and thus all plans and efforts to combine certain functions of the companies were terminated. NRG Energy utilized independent electric revenue forecasts from an outside energy markets consulting firm to develop forecasted cash flow included in the business plan. Management concluded that the forecasted free cash flow available to NRG Energy after servicing project-level obligations will be insufficient to service recourse debt obligations. Based on this information and in consultation with Xcel Energy and its financial advisor, NRG Energy prepared and submitted to a restructuring plan on November 4, 2002 to various lenders, bondholders and other creditor groups (collectively, “NRG’s Creditors”) of NRG Energy and its subsidiaries.

     If an agreement were reached with NRG Energy’s Creditors on a restructuring plan, it would most likely lead to NRG Energy commencing a Chapter 11 bankruptcy case and immediately seeking approval of a prenegotiated plan of reorganization. The absence of an agreement will increase the possibility of NRG Energy seeking protection under the bankruptcy laws.

     A forced outage of unit 3 from March 4 through June 4, 2002, required the partnership to purchase replacement power to satisfy their contractual obligations to Aquila. Under the agreement, fuel costs for replacement power are passed through to Aquila and subsequently reimbursed to the partnership. These cost reimbursements are recorded as operating revenue in the Statement of Operations.

2 — PROPERTY, PLANT AND EQUIPMENT

     Property, Plant and Equipment consisted of:

(Thousands of Dollars)	September 30, 2002	December 31, 2001

Facilities, machinery and equipment	$336,297	$336,200
Land	673	673
Accumulated depreciation	(30,691)	(19,827)

Property, plant and equipment, net	$306,279	$317,046

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management’s Discussion and Analysis of Financial Condition and Results of Operations is omitted per conditions as set forth in General Instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management’s narrative analysis of the results of operations set forth in General Instructions H (2) (a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format). This analysis will primarily compare the Company’s revenue and expense items for the three and nine months ended September 30, 2002 with the three and nine months ended September 30, 2001.

     Following is Management’s narrative analysis of the results of operations for the Partnership only. Funding has nominal assets, and does not conduct any operations, and therefore is excluded from this analysis.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2001

Operating Revenues

     The Partnership had total revenues of $12.2 million and $14.8 million for the quarters ended September 30, 2002 and 2001, respectively. Revenues consisted primarily of energy and capacity sales under long-term sales agreements. The decrease from the prior year is due to reduced capacity payments under the Partnership’s long term contracts as well as reduced rebate payments from the Tennessee Valley Authority, related to transmission system upgrades originally funded by the Partnership.

Operating Costs and Expenses

     Operating costs were $2.3 million for each of the quarters ended September 30, 2002 and 2001, respectively. Operating costs consisted of expenses for fuel, and plant operations and maintenance.

Depreciation

     Depreciation costs were $3.7 million and $3.6 million for the quarters ended September 30, 2002 and 2001, respectively. The depreciation expense was primarily related to the acquisition costs of the power generation facility, which is being depreciated over thirty years.

Interest Expense

     Interest expense for the quarter ended September 30, 2002 was $6.2 million, a decrease of $0.1 million from the same period in 2001 due to a reduction in the outstanding debt balance.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Operating Revenues

     The Partnership had total revenues of $41.4 million and $39.8 million for the nine month periods ended September 30, 2002 and 2001, respectively. Revenues consisted primarily of energy and capacity sales under long-term sales agreements. A forced outage of unit 3 from March 4 through June 4, 2002, required the partnership to purchase replacement power to satisfy their contractual obligations to Aquila. Under the agreement, fuel costs for replacement power are passed through to Aquila and subsequently reimbursed to the partnership. Increased revenues during the nine months ended September 30, 2002 over the same period in 2001 were due to these cost reimbursements offset by reduced capacity and rebate payments during the third quarter of 2002.

Operating Costs and Expenses

     Operating costs were $14.7 million for the nine months ended September 30, 2002, which is an increase of $8.1 million, or 122.7% over the same period in 2001. Operating costs consisted of expenses for fuel, and plant operations and maintenance. Operating expenses increased due to the cost of fuel incurred to provide replacement power under the contract with Aquila during the forced outage. Also contributing to the increase is the settlement of disputed replacement power costs with Dominion Resources, Inc., during the period.

Depreciation

     Depreciation costs were $10.9 million and $10.7 million for the nine months ended September 30, 2002 and 2001, respectively. The depreciation expense was primarily related to the acquisition costs of the power generation facility, which is being depreciated over thirty years.

Interest Expense

     Interest expense for the nine months ended September 30, 2002 was $18.7 million, a decrease of $0.5 million from the same period in 2001 due to a reduction in the outstanding debt balance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Partnership management’s discussion and analysis of its financial condition and results of operations are based upon the Partnership’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements and related disclosures in compliance with generally accepted accounting principles requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.

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

     Refer to Item 8, Note 2, to the Partnership’s financials in its annual report on Form 10-K for the year ended December 31, 2001 for additional discussion regarding the Partnership’s critical accounting policies and estimates.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership has historically obtained cash from operations and issuance of debt securities. The Partnership has used these funds to finance operations, service debt obligations, fund the acquisition, development, and construction of generation facilities, finance capital expenditures and meet other cash and liquidity needs. Historically, the Partnership has not relied on significant equity contributions or affiliated loans to meet working capital requirements.

     On July 26, 2002, Standard & Poor’s Rating Service (S&P) downgraded to NRG Energy’s senior unsecured bonds below investment grade, and three days later Moody’s Investors’ Services also downgraded NRG Energy’s senior unsecured debt rating below investment grade. Over the next few months NRG senior unsecured debt, as well as the secured bonds including those of the Partnership, were downgraded multiple times. After NRG failed to make the payment obligations due under certain unsecured bond obligations on September 16, 2002, both Moody’s and S&P lowered their ratings on NRG Energy’s unsecured bonds once again. Currently, unsecured bond obligations carry a rating of between CCC and D, depending on both the specific debt issue and the rating agency rating system. The Partnership’s bonds currently carry a rating of B with S&P and B1 and Moody’s.

     The bonds and working capital facility agreements of the Partnership generally restricts its ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy under certain circumstances. As of September 30, 2002, the Partnership did not meet the required minimum debt service coverage ratios, and therefore is restricted from making payments to NRG Energy.

     On August 19, 2002, NRG Energy executed a Collateral Call Extension Letter (CCEL) with various secured project lender groups in which the banks agreed to extend, until September 13, 2002, the deadline by which NRG Energy must post its approximately $1.0 billion of cash collateral in connection with certain bank loan agreements. Subsequently, NRG Energy and these various secured project lenders entered into a Second Collateral Call Extension Letter (Second CCEL) extending, until November 15, 2002, the deadline by which NRG Energy must post such collateral.

     On November 6, 2002, lenders to NRG Energy accelerated approximately $1.1 billion of NRG Energy’s debt under a construction revolver financing facility, rendering the debt immediately due and payable. This action terminated the Second CCEL in effect between NRG Energy and its major lenders. The extension letter was previously scheduled to expire November 15, 2002. Based on discussions with the construction revolver lenders it is NRG Energy’s understanding that the administrative agent, Credit Suisse First Boston, issued the acceleration notice to preserve certain rights under the construction revolver financing agreements. NRG Energy believes that the administrative agent intends to forbear in the immediate exercise of any rights and remedies against NRG Energy.

     Starting in August 2002, NRG Energy engaged in the preparation of a comprehensive business plan and forecast. The business plan detailed the strategic merits and financial value of NRG Energy’s projects and operations. It also anticipates that NRG Energy will function independently from Xcel Energy and thus all plans and efforts to combine certain functions of the companies were terminated. NRG Energy utilized independent electric revenue forecasts from an outside energy markets consulting firm to develop forecasted cash flow included in the business plan. Management concluded that the forecasted free cash flow available to NRG Energy after servicing project-level obligations will be insufficient to service recourse debt obligations. Based on this information and in consultation with Xcel Energy and its financial advisor, NRG Energy prepared and submitted to a restructuring plan on November 4, 2002 to various lenders, bondholders and other creditor groups (collectively, “NRG’s Creditors”) of NRG Energy and its subsidiaries.

     If an agreement were reached with NRG Energy’s Creditors on a restructuring plan, it would most likely lead to NRG Energy commencing a Chapter 11 bankruptcy case and immediately seeking approval of a prenegotiated plan of reorganization. The absence of an agreement will increase the possibility of NRG Energy seeking protection under the bankruptcy laws.

     Management has not yet completed its analysis of the impact, if any, of the NRG Energy restructuring plan on the Partnership.

Capital Commitments

Contractual obligations and commercial commitments

	Payments due by period as of September 30, 2002
(Thousands of Dollars)	Total	short term	1-3 years	4-5 years	after 5 years

Long term debt	$314,300	$7,125	$17,175	$11,925	$278,075

Total contractual cash obligations	$314,300	$7,125	$17,175	$11,925	$278,075

     Cash required to meet the Partnership’s capital commitments will be obtained through results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective useful lives. The Partnership has adopted the provisions of SFAS No. 142 effective January 1, 2002. The implementation of this guideline did not have a material impact on its financial position or results of operations.

     In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The partnership has not yet completed its analysis of SFAS No. 143.

     In April 2002, FASB issued SFAS No. In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145), that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. SFAS No. 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as “Extraordinary Items,” as prescribed in Accounting Practices Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as “Extraordinary Items.” This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement for prior periods required. In addition, SFAS No. 145 amends SFAS No. 13, Accounting for Leases, as it relates to accounting by a lessee for certain lease modifications. Under SFAS No. 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under SFAS No. 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of SFAS No. 98, Accounting for Leases. These provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

Item 4. Controls and Procedures

     NRG Energy’s Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c ) and 15d-14(c )) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of a date within 90 days prior to the filing date of this quarterly report (Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Partnership’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Partnership (including its consolidated subsidiary) required to be included in the Partnership’s periodic filings under the Act.

     Since the Evaluation Date, there have not been any significant changes in the Partnership’s internal controls or in other factors that could significantly affect such controls.

Part II — Other Information

Item 1. Legal Proceedings

     There are no pending material legal proceedings to which the Partnership or Funding is a party or by which any of the Partnership’s property is the subject.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

     99.1 Officers' Certification

(b)	Reports on Form 8-K:

     On October 24, 2002, the Partnership filed a Form 8–K reporting under Item 5 — other Events.

     On October 18, 2002, NRG Energy announced that it had reached an agreement with certain of its bank lenders to extend until November 15, the deadline by which it must post approximately $1 billion of cash collateral in connection with certain bank loan agreements. NRG Energy also announced the filing by The Shaw Group Inc. of an involuntary petition for liquidation of LSP - Pike Energy, LLC under Chapter 7 of the U.S. Bankruptcy Code. Shaw, the contractor for NRG Energy's Pike power plant construction project in Holmsville, Mississippi, also filed suit against NRG Energy and Xcel Energy alleging claims connected with the Pike project.

Cautionary Statement Regarding Forward-Looking Statements

     The information presented in this Form 10-Q includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by the use of such words as “may”, “expects,” “plans,” “anticipates,” believes,” and similar terms. Forward-looking statements are only predictions, and actual results may differ materially from the expectations expressed in any forward-looking statement. While the Partnership and Funding believe that the expectations expressed in such forward-looking statements are reasonable, we can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•	NRG Energy’s ability to reach agreements with its lenders and creditors to restructure debt and delay the funding of collateral required following NRG Energy’s, and the Company’s, ratings downgrades by Moody’s and Standard & Poor’s;

•	NRG Energy’s ability to sell assets in the amounts and on the time table assumed;

•	General economic conditions including inflation rates and monetary exchange rate fluctuations; The risk of a significant slowdown in growth in the U.S. economy or risk of delay in growth recovery in the U.S. as a consequence of the September 11, 2001 terrorist attacks and other factors;

•	Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where the Partnership has a financial interest;

•	Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services;

•	Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•	Factors affecting the availability or cost of capital such as changes in: interest rates; market perceptions of the power generation industry, the Partnership or its subsidiary; or credit ratings;

•	Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

•	Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

•	Volatility of energy prices in a deregulated market environment:

•	Increased competition in the power generation industry;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

•	Factors associated with various investments including competition, operating risks, dependence on certain suppliers and customers, and environmental and energy regulations;

•	Other business or investment considerations that may be disclosed from time to time in the Partnership's Securities and Exchange Commission filings or in other publicly disseminated written documents.

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

/s/ C. ADAM CARTE C. Adam Carte, Treasurer (Principal Financial Officer)

LSP Batesville Funding Corporation (Registrant)

/s/ RICHARD C. KELLY Richard C. Kelly, President

/s/ C. ADAM CARTE C. Adam Carte, Treasurer (Principal Financial Officer)

Date: November 19, 2002

CERTIFICATIONS

I, Richard C. Kelly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LSP Energy Limited Partnership and LSP Batesville Funding Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 19, 2002

/s/ RICHARD C. KELLY Richard C. Kelly, President

CERTIFICATIONS

I, C. Adam Carte, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LSP Energy Limited Partnership and LSP Batesville Funding Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 19, 2002

/s/ C. ADAM CARTE C. Adam Carte, Treasurer