Form 10-Q
period 2003-06-30
LSP ENERGY LTD PARTNERSHIP; LSP BATESVILLE FUNDING CORP
filed 2003-08-14
CIK 1092436, 1092435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: June 30, 2003	Commission File Number: 333-42638

LSP Energy Limited Partnership
LSP Batesville Funding Corporation
(Exact name of registrant as specified in its charter)

Delaware
Delaware	22-3422042
(State or other jurisdiction of	22-3615403
incorporation or organization)	(I.R.S. Employer Identification No.)

901 Marquette Avenue, Suite 2300
Minneapolis, MN	55402
(Address of principal executive offices)	(Zip Code)

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ]	No [X]

     As of May 15, 2003, 100 Shares of LSP Batesville Funding Corporation’s common stock, par value $.01 per share, were outstanding, and all of such shares were held by LSP Batesville Holding, LLC.

Index

Page No.

Part I
Item 1 Financial Statements and Notes
Balance Sheets — LSP Batesville Funding Corporation	3
Statements of Operations — LSP Batesville Funding Corporation	4
Statements of Changes in Stockholder’s Deficit — LSP Batesville Funding Corporation	5
Statements of Cash Flows — LSP Batesville Funding Corporation	6
Notes to Financial Statements — LSP Batesville Funding Corporation	7
Consolidated Balance Sheets — LSP Energy LP	8
Consolidated Statements of Operations — LSP Energy LP	9
Consolidated Statements of Changes in Partners’ Capital — LSP Energy LP	10
Consolidated Statements of Cash Flows — LSP Energy LP	11
Notes to Financial Statements — LSP Energy LP	12-16
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-22
Item 3 Quantitative and Qualitative Disclosures About Market Risk (Omitted per general instruction H (1) (a) and (b) of Form 10-Q)
Item 4 Controls and Procedures	22
Part II
Item 1 Legal Proceedings	23
Item 6 Exhibits and Reports on Form 8-K	23
Cautionary Statement Regarding Forward-Looking Statements	23-24
SIGNATURES	25

LSP Batesville Funding Corporation
Balance Sheets
(Unaudited)

(In thousands)	June 30, 2003	December 31, 2002

Assets	$—	$—

Liabilities and stockholder’s deficit
Current liabilities
Accounts payable-affiliates	$11	$11

Total liabilities	11	11
Commitments and contingencies
Stockholder’s deficit	(11)	(11)

Total liabilities and stockholder’s deficit	$—	$—

See accompanying notes to financial statements

LSP Batesville Funding Corporation
Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

(In thousands)	2003	2002	2003	2002

Operating revenues
Operating revenues	$—	$—	$—	$—
Operating costs and expenses
Operating costs	—	—	—	—
Depreciation	—	—	—	—
General and administrative expenses	—	2	—	2

Operating loss	—	(2)	—	(2)

Other income/(expense)
Other income, net	—	—	—	—
Interest expense	—	—	—	—

Net loss	$—	$(2)	$—	$(2)

See accompanying notes to financial statements

LSP Batesville Funding Corporation
Statements of Changes In Stockholder’s Deficit
For the six months ended June 30, 2003 and 2002
(Unaudited)

				Total
	Common	Additional	Accumulated	Stockholder's
(In thousands)	Stock	Paid-In-Capital	Deficit	Deficit

Balance at December 31, 2001	$—	$1	$(11)	$(10)

Net loss	—	—	(2)	(2)

Stockholder contributions, net	—	1	—	1

Balance at June 30, 2002	$—	$2	$(13)	$(11)

Balance at December 31, 2002	$—	$2	$(13)	$(11)

Net loss	—	—	—	—

Balance at June 30, 2003	$—	$2	$(13)	$(11)

See accompanying notes to financial statements

LSP Batesville Funding Corporation
Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,

(In thousands)	2003	2002

Cash flows from operating activities
Net loss	$—	$(2)
Increase in accounts payable-affiliates	—	1

Net cash used by operating activities	—	(1)

Cash flows from investing activities Net cash provided by investing activities	—	—

Cash flows from financing activities Net cash provided by financing activities
Contributions from member	—	1

Net cash provided by financing activities	—	1

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

See accompanying notes to financial statements.

LSP Batesville Funding Corporation
Notes To Financial Statements
(Unaudited)

LSP Batesville Funding Corporation (Funding) was established on August 3, 1998. Funding’s business purpose is limited to maintaining its organization and activities necessary to facilitate the acquisition of financing by LSP Energy Limited Partnership (the Partnership) from the institutional debt market and to offer debt securities. On May 21, 1999, the Partnership and Funding issued two series of senior secured bonds which are recorded on the books of the Partnership. Funding is wholly owned by LSP Batesville Holding, LLC (Holding), a Delaware limited liability company. Holding is an indirect wholly owned subsidiary of NRG Energy, Inc. (NRG Energy).

The accompanying unaudited financial statements have been prepared in accordance with U.S. Securities and Exchange Commission (SEC) regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by Funding are set forth in Note 1 to Funding’s financial statements in its annual report on Form 10-K for the year ended December 31, 2002 (Form 10-K). Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the financial position of Funding as of June 30, 2003 and December 31, 2002, the results of its operations for the three and six months ended June 30, 2003 and 2002 and its stockholder’s deficit and cash flows for the six months ended June 30, 2003 and 2002.

On May 14, 2003 NRG Energy and certain of its U.S. affiliates (not including the Partnership or Funding) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et. al., Case No. 03-13024 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by its NRG Northeast Generating LLC subsidiary (NEG) and some NEG subsidiaries. NRG Energy anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the reorganization process.

1. Business of Funding

Funding conducts no business other than the activities associated with the financing of the development and construction of a gas-fired electric generating facility (the Power Facility) and its related infrastructure. Funding does not currently have any employees.

LSP Energy Limited Partnership
Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2003	December 31, 2002

Assets
Current assets
Investments held by trustee — restricted	$45,774	$46,178
Accounts receivable	5,500	5,405
Spare parts inventory	10,219	7,148
Prepaid expenses and other current assets	1,677	1,615

Total current assets	63,170	60,346

Property, plant and equipment, net of accumulated depreciation of $39,225 and $32,126	299,751	306,918
Deferred financing costs, net of accumulated amortization of $7,844 and $7,552	7,025	7,317

Total assets	$369,946	$374,581

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$7,350	$7,125
Accounts payable — trade	1,643	499
Accounts payable — affiliates	2,394	1,633
Accrued interest	11,010	10,993
Other current accrued liabilities	2,870	5,994

Total current liabilities	25,267	26,244
Long-term debt	303,500	307,175

Total liabilities	328,767	333,419
Commitments and contingencies
Partners’ capital	41,179	41,162

Total liabilities and partners’capital	$369,946	$374,581

See accompanying notes to consolidated financial statements

LSP Energy Limited Partnership
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

(In thousands)	2003	2002	2003	2002

Operating revenues
Operating revenues	$12,204	$15,616	$24,092	$29,248
Operating costs and expenses
Operating costs	2,033	8,651	4,299	12,323
Depreciation	3,510	3,571	7,099	7,142
General and administrative expenses	254	244	508	416

Operating income	6,407	3,150	12,186	9,367

Other income (expense)
Other income, net	111	148	276	421
Interest expense	(6,152)	(6,243)	(12,445)	(12,490)

Net income/(loss)	$366	$(2,945)	$17	$(2,702)

See accompanying notes to consolidated financial statements

LSP Energy Limited Partnership
Consolidated Statements of Changes In Partners’ Capital
For the six months ended June 30, 2003 and 2002
(Unaudited)

	Limited Partner
	LSP Batesville	General Partner	Total Partners'
(In thousands)	Holding, LLC	LSP Energy, Inc.	Capital

Balance at December 31, 2001	$47,653	$8	$47,661
Net loss	(2,675)	(27)	(2,702)

Balance at June 30, 2002	$44,978	$(19)	$44,959

Balance at December 31, 2002	$41,199	$(37)	$41,162
Net income	17	—	17

Balance at June 30, 2003	$41,216	$(37)	$41,179

See accompanying notes to consolidated financial statements.

LSP Energy Limited Partnership
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months
	ended June 30,

(In thousands)	2003	2002

Cash flows from operating activities
Net income/(loss)	$17	$(2,702)
Adjustments to reconcile net income/(loss) to net cash provided (used) by operating activities:
Depreciation	7,099	7,142
Amortization of deferred financing costs	292	288
Changes in assets and liabilities:
Accounts receivable	(95)	(226)
Spare parts inventory	(3,071)	(978)
Prepayments and other current assets	(62)	(1,095)
Accounts payable – trade	1,144	1,635
Accounts receivable/payable – affiliates	761	(1,112)
Accrued interest	17	(205)
Other current liabilities	(3,124)	(878)

Net cash provided by operating activities	2,978	1,869

Cash flows from investing activities
Capital expenditures	—	(291)
Change in investments held by trustee-restricted	404	2,547
Other	68	—

Net cash provided by investing activities	472	2,256

Cash flows from financing activities
Repayment of debt	(3,450)	(4,125)

Net cash used by financing activities	(3,450)	(4,125)

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

See accompanying notes to consolidated financial statements

LSP Energy Limited Partnership
Notes To Consolidated Financial Statements
(Unaudited)

     LSP Energy Limited Partnership (the Partnership) is a Delaware limited partnership formed in February 1996 to develop, construct, own and operate a gas-fired electric generating facility with a design capacity of approximately 837 megawatts located in Batesville, Mississippi (the Facility). The Facility commenced operations in August 2000. The Partnership owns 100% of NRG Batesville LLC (Batesville), an inactive subsidiary with no operations. The 1% general partner of the Partnership is LSP Energy, Inc. (Energy). The 99% limited partner of the Partnership is LSP Batesville Holding, LLC (Holding), a Delaware limited liability company established on July 29, 1998. Holding is owned by Granite Power Partners II LP (Granite), a Delaware limited partnership formed to develop independent power projects throughout the United States. Granite is an indirect wholly owned subsidiary of NRG Energy, Inc. (NRG Energy).

     LSP Batesville Funding Corporation (Funding) was established to maintain the activities necessary to facilitate the acquisition of financing by the Partnership from the institutional debt market and to offer debt securities. On May 21, 1999, the Partnership and Funding issued two series of senior secured bonds, which are recorded on the books of the Partnership. Funding is wholly owned by Holding, an indirect wholly owned subsidiary of NRG Energy.

     The accompanying unaudited financial statements have been prepared in accordance with SEC regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Partnership are set forth in Note 2 to the Partnership’s financial statements in its annual report on Form 10-K for the year ended December 31, 2002 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K. Interim results are not necessarily indicative of results for a full year.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments necessary to present fairly the financial position of the Partnership as of June 30, 2003 and December 31, 2002, the results of its operations for the three and six months ended June 30, 2003 and 2002 and its Partners’ capital and cash flows for the six months ended June 30, 2003 and 2002.

     Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on results of operations or partners’ capital.

1. Restructuring Activities

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

     In response to a possible downgrade during 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Since July 2002, NRG Energy senior unsecured debt, as well as the secured NRG Northeast Generating LLC bonds, the secured NRG South Central Generating LLC bonds and the secured LSP Energy (Batesville) bonds were downgraded multiple times. After NRG Energy failed to make payments due under certain unsecured bond obligations on September 16, 2002, both Moody’s and S&P once again lowered their ratings on NRG Energy’s unsecured bonds and its subsidiaries’ secured bonds. Currently, NRG Energy’s unsecured bonds carry a rating of and D at S&P and Ca at Moody’s. LSP Energy (Batesville) secured bonds currently carry a rating of B2 at Moody’s and are not rated at S&P.

     As a result of the downgrade of NRG Energy’s credit rating, declining power prices, increasing fuel prices, the overall down-turn in the energy industry, and the overall down-turn in the economy, NRG Energy has experienced severe financial difficulties. These difficulties have caused NRG Energy to, among other things, miss scheduled principal and interest payments due to its corporate lenders and bondholders, prepay for fuel and other related delivery and transportation services and provide performance collateral in certain instances. NRG Energy has also recorded asset impairment charges of approximately $3.1 billion as of December 31, 2002, related to various operating projects as well as for projects that were under construction which NRG Energy has stopped funding.

     NRG Energy and certain wholly owned subsidiaries have failed to timely make several interest and/or principal payments on indebtedness. These missed payments have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy and have caused the acceleration of multiple debt instruments of NRG Energy, rendering such debt immediately due and payable.

     NRG Energy failed to make a first-quarter payment of $19.1 million due on March 31, 2003 relating to interest and fees on the $1.0 billion unsecured 364-day revolving credit facility; a $13.6 million interest payment due on April 1, 2003 on the $350 million of 7.75% senior unsecured notes maturing 2011; a $21.6 million interest payment due on April 1, 2003 on the $500 million of 8.625% senior unsecured notes maturing 2031; and a $9.6 million interest payment due on May 1, 2003 on the $240 million of 8.0% senior unsecured notes maturing 2013. On May 13, 2003, XL Capital Assurance, as controlling party, accelerated the approximately $319 million of debt issued by NRG Peaker Finance Company LLC. Accordingly, these facilities are in default.

     NRG Energy failed to make a second quarter payment of $18.0 million due on June 30, 2003 relating to interest and fees on the $1.0 billion unsecured 364-day revolving credit facility; a $11.3 million interest payment due on June 1, 2003 on the $300 million of 7.50% senior unsecured notes maturing 2009; and a $9.4 million interest payment due on June 15, 2003 on the $250 million of 7.50% senior unsecured notes due 2007.

     Prior to the downgrades, many corporate guarantees and commitments of NRG Energy and its subsidiaries required that they be supported or replaced with letters of credit or cash collateral within 5 to 30 days of a ratings downgrade below Baa3 or BBB- by Moody’s or Standard & Poor’s, respectively. As a result of the downgrades on July 26, 2002 and July 29, 2002, NRG Energy received demands to post collateral aggregating approximately $1.2 billion. NRG Energy is presently working with various secured project lender groups with respect to working towards establishing a comprehensive plan of restructuring.

     In August 2002, NRG Energy retained financial and legal restructuring advisors to assist its management in the preparation of a comprehensive financial and operational restructuring. In November 2002, NRG Energy and Xcel Energy presented a comprehensive plan of restructuring to an ad hoc committee of its bondholders and a steering committee of its bank lenders (the Ad Hoc Creditors Committees). The restructuring plan has served as a basis for continuing negotiations between the Ad Hoc Creditors Committees, NRG Energy and Xcel Energy related to a consensual plan of reorganization for NRG Energy.

     On November 22, 2002, five former NRG executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota (the Minnesota Bankruptcy Court). On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. On May 12, 2003, the Minnesota Bankruptcy Court issued an order abstaining from exercising jurisdiction over any aspect of the case and dismissed the case.

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG’s bank lenders. The settlement was subject to certain conditions, including the approval of at least a majority in dollar amount of the NRG Energy bank lenders and long-term noteholders and definitive documentation. There can be no assurance that such approvals will be obtained. The terms of the tentative settlement called for Xcel Energy to make payments to NRG Energy over the next 10 months totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy would make the following payments: (i) $350 million at or shortly following the consummation of a restructuring of NRG Energy’s debt. It is expected this payment would be made prior to year-end 2003; (ii) $50 million on January 1, 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders have continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement.

     On May 14, 2003 NRG Energy and certain of its U.S. affiliates (not including the Partnership or Funding) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et. al., Case No. 03-13024 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the

Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by its NRG Northeast Generating LLC subsidiary (NEG) and some NEG subsidiaries. NRG Energy anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the reorganization process.

     On May 15, 2003, NRG Energy announced that it has been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticker symbol NRZ and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedure, including appeal by NRG Energy of the NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its U.S. affiliates had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     In addition, on May 15, 2003, NRG Energy, NRG Power Marketing, Inc., NRG Finance Company I LLC, NRGenerating Holdings (No. 23) B.V. and NRG Capital LLC (collectively, the Plan Debtors) filed their Disclosure Statement for Reorganizing Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as subsequently amended, the Disclosure Statement). The Bankruptcy Court held a hearing on the Disclosure Statement on June 30, 2003, and instructed the Plan Debtors to include certain additional disclosure. The Plan Debtors amended the Disclosure Statement and obtained Bankruptcy Court approval for the Third Amended Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (respectively, the Amended Disclosure Statement, the Plan).

     The Plan must be approved by the SEC prior to its becoming effective. As subsidiaries of a registered holding company (Xcel Energy) under the Public Utility Holding Company Act of 1935 (PUHCA), any reorganization plan for NRG Energy or NRG Energy’s subsidiaries must be approved by the SEC prior to such plan becoming effective. Furthermore, each solicitation of any consent in respect of any reorganization plan must be accompanied or preceded by a copy of a report on the plan made by the SEC, or an abstract thereof made or approved by the SEC. The Plan and Amended Disclosure Statement were submitted to the SEC for review on Monday, July 28, 2003. The Plan Debtors will not be able to solicit acceptances or rejections in connection with the Plan prior to obtaining the required SEC approval. As a result, no deadlines or dates have been set regarding voting or confirmation.

     On June 5, 2003 NRG Nelson Turbines LLC and LSP-Nelson Energy LLC (both wholly owned subsidiaries of NRG energy) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

     The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Property, Plant and Equipment

     Property, Plant and Equipment consists of:

(In thousands)	June 30, 2003	December 31, 2002

Facilities, machinery and equipment	$338,298	$338,366
Land	678	678
Accumulated depreciation	(39,225)	(32,126)

Property, plant and equipment, net	$299,751	$306,918

3. Debt

     NRG Energy has failed to make scheduled payments on interest and/or principal on approximately $4.0 billion of its recourse debt and is in default under the related debt instruments. These missed payments also have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy and its subsidiaries. In addition to the missed debt payments, a significant amount of NRG Energy’s debt and other obligations contain terms, which require that they be supported with letters of credit or cash collateral following a ratings downgrade. As a result of the downgrades that NRG Energy experienced in 2002, NRG Energy estimates that it is in default of its obligations to post collateral of approximately $1.2 billion, principally to fund equity guarantees associated with its construction revolver financing facility, to fund debt service reserves and other guarantees related to NRG Energy projects and to fund trading operations.

     Absent an agreement on a comprehensive restructuring plan, NRG Energy will remain in default under its debt and other obligations, because it does not have sufficient funds to meet such requirements and obligations. There can be no assurance that NRG Energy’s creditors ultimately will accept any consensual restructuring plan under the bankruptcy plan. For discussion of NRG Energy’s restructuring activities, refer to Note 1 in the Form 10-Q filed by NRG Energy for the six months ended June 30, 2003 and Form 8-K filed by NRG Energy on May 16, 2003.

     On January 15, 2003 the Partnership made the $15.6 million semi-annual principal and interest payment due to bondholders. And on July 15 2003, the Partnership made the $15.7 million semi-annual principal and interest payment due to bondholders. As of June 30, 2003 the Partnership is current on debt service and no cross-default provisions apply.

4. Asset Retirement Obligation

     Effective January 1, 2003, the Partnership adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. The Partnership has identified no asset retirement obligations.

5. Commitments and Contingencies

     Siemens Westinghouse Power Corporation v. NRG Batesville, LLC, LSP Energy Limited Partnership and Granite Power Partners II, L.P.

     On July 9, 2003, Siemens Westinghouse Power Corporation (Siemens) filed a lawsuit in the Circuit Court for the Second Judicial District of Panola County, State of Mississippi, against NRG Batesville, LLC, LSP Energy Limited Partnership and Granite Power Partners II, L.P., relating to a contract for the sale of equipment for a combustion turbine generator system (the equipment) from Siemens to Granite Power Partners II, L.P. Siemens alleges that it fully performed the contract and that approximately $1.2 million of the sale price remains unpaid. Siemens further alleges that it is entitled to a lien in that amount on both the equipment and the real property comprising the generating facility in Batesville, Mississippi. The Partnership is unable at this time to predict the outcome of the case.

6. Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, that supersedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. SFAS No. 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as “Extraordinary Items,” as prescribed in Accounting Practices Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as “Extraordinary Items.” This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement of prior periods required. The Partnership adopted this standard as of January 1, 2003 and has no gains or losses resulting from the extinguishment of debt that will require restatement.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies

7. Comprehensive Income

     For all periods, net income is equal to comprehensive income as there were no additional items impacting comprehensive income for these periods.

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

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2002. In addition, provisions of SFAS 149 that relate to SFAS Statement No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. SFAS No. 149 is not expected to have an impact on the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Following is Management’s narrative analysis of the results of operations for the Partnership only. Funding has nominal assets, and does not conduct any operations, and therefore is excluded from this analysis.

     Overview

     Due to the factors discussed below, as well as other matters discussed herein, NRG Energy’s (the parent company of the Partnership and Funding) financial condition has deteriorated significantly in the recent past. See “Liquidity” below. As a result, NRG Energy does not contemplate that it will have sufficient funds to make required principal and interest payments on its corporate debt, which means that NRG Energy will remain in default of the various corporate level debt obligations.

     On May 14, 2003 NRG Energy and certain of its U.S. affiliates (not including the Partnership or Funding) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On June 5, 2003 NRG Nelson Turbines LLC and LSP-Nelson Energy LLC filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York

     Industry Dynamics

     An unregulated merchant power company in the United States can be characterized in two ways, as a generator or as an energy merchant, with some companies having characteristics of both. In the United States generators are either outgrowths of regulated utilities, developers or independent aggregators of plants divested by utilities. Generators have grown through acquisitions or the construction of new power plants. Energy merchants have emphasized risk management and trading skills over the ownership of physical assets. Energy deregulation paved the way for development of these companies, with utilities in some regions forced to sell off some of their generating capacity and buy electricity on the wholesale market or through power procurement agreements.

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

     Weather — On the whole, both the summer and winter seasons have been mild in the United States. This together with an oversupply of new generation in many markets has driven down energy prices significantly.

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

Results of Operations
For the Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Operating Revenues

     Revenues consisted primarily of energy and capacity sales under long-term sales agreements.

     The Partnership had total revenues of $12.2 million and $15.6 million for the three months ended June 30, 2003 and 2002, respectively, a decrease of $3.4 million or 21.8%. This decrease was due to a forced outage that occurred during the second quarter of 2002 that required the Partnership to purchase replacement power to satisfy its contractual obligations to Aquila. Under the agreement, fuel costs for replacement power are recorded as revenue on the Partnership, as the costs are passed through to Aquila. During the current year, no replacement power costs were passed through to Aquila. The decrease in 2003 revenue is offset by increased availability, as there were no forced outages during 2003.

Operating Costs and Expenses

     Operating costs consisted of plant operations and maintenance expense. Operating costs were $2.0 million and $8.7 million for the three months ended June 30, 2003 and 2002, respectively, a decrease of $6.7 million or 77.0%. Operating expenses were lower in 2003 compared to 2002 due to a forced outage that occurred from during the second quarter of 2002 that required the Partnership to purchase replacement power to satisfy its contractual obligations to Aquila. Under the agreement, the Partnership pays for the fuel costs for replacement power and then the cost are passed through to Aquila.

Depreciation

     Depreciation expense was $3.5 million and $3.6 million for the three months ended June 30, 2003 and 2002, respectively a decrease of $0.1 million or 2.8%. The depreciation expense relates to the power generation facility, which is being depreciated over thirty years.

Results of Operations
For the Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Operating Revenues

     Revenues consisted primarily of energy and capacity sales under long-term sales agreements.

     The Partnership had total revenues of $24.1 million and $29.2 million for the six months ended June 30, 2003 and 2002, respectively, a decrease of $5.1 million or 17.5%. This decrease was due to a forced outage that occurred from March through June 2002 that required the Partnership to purchase replacement power to satisfy its contractual obligations to Aquila. Under the agreement, fuel costs for replacement power are recorded as revenue on the Partnership, as the costs are passed through to Aquila. During the current year, no replacement power costs were passed through to Aquila. The decrease in 2003 revenue is offset by increased availability, as there were no forced outages during 2003.

Operating Costs and Expenses

     Operating costs were $4.3 million and $12.3 million for the six months ended June 30, 2003 and 2002, respectively, a decrease of $8.0 million or 65.0%. Operating expenses were higher in 2002 due to a forced outage that occurred from March through June 2002 that required the Partnership to purchase replacement power to satisfy its contractual obligations to Aquila. Under the agreement, the Partnership pays for the fuel costs for replacement power and then the cost are passed through to Aquila.

Depreciation

     Depreciation expense was $7.1 million for the six months ended June 30, 2003 and 2002 respectively. The depreciation expense relates to the power generation facility, which is being depreciated over thirty years.

Critical Accounting Policies and Estimates

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

     Refer to Item 15, Note 2, to the Partnership’s financials in its annual report on Form 10-K for the year ended December 31, 2002 for additional discussion regarding the Partnership’s critical accounting policies and estimates.

Off Balance-Sheet Arrangements

     As of June 30, 2003, the Partnership and Funding do not have any significant relationships with structured finance or special purpose entities that provide liquidity, financing or incremental market risk or credit risk.

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

     In response to a possible downgrade during 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Since July 2002, NRG Energy senior unsecured debt, as well as the secured NRG Northeast Generating LLC bonds and the secured NRG South Central Generating LLC bonds and secured LSP Energy (Batesville) bonds were downgraded multiple times. After NRG Energy failed to make payments due under certain unsecured bond obligations on September 16, 2002, both Moody’s and S&P once again lowered their ratings on NRG Energy’s unsecured bonds and its subsidiaries’ secured bonds. Currently, NRG Energy’s unsecured bonds carry a rating of between CCC and D at S&P and between Ca and C at Moody’s, depending on the specific debt issue. LSP Energy (Batesville) secured bonds currently carry a rating of B at S&P and B1 at Moody’s.

     As a result of the downgrade of NRG Energy’s credit rating, declining power prices, increasing fuel prices, the overall down-turn in the energy industry, and the overall down-turn in the economy, NRG Energy has experienced severe financial difficulties. These difficulties have caused NRG Energy to, among other things, miss scheduled principal and interest payments due to its corporate lenders and bondholders, prepay for fuel and other related delivery and transportation services and provide performance collateral in certain instances. NRG Energy has also recorded asset impairment charges of approximately $3.1 billion as of December 31, 2002, related to various operating projects as well as for projects that were under construction which NRG Energy has stopped funding.

     NRG Energy and certain wholly owned subsidiaries have failed to timely make several interest and/or principal payments on indebtedness. These missed payments have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy and have caused the acceleration of multiple debt instruments of NRG Energy, rendering such debt immediately due and payable. For more specific information regarding NRG Energy’s liquidity issues, refer to “Liquidity Issues” in Item I of Form 10-K filed by NRG Energy on March 31, 2003.

     NRG Energy failed to make a first-quarter payment of $19.1 million due on March 31, 2003 relating to interest and fees on the $1.0 billion unsecured 364-day revolving credit facility; a $13.6 million interest payment due on April 1, 2003 on the $350 million of 7.75% senior unsecured notes maturing 2011; a $21.6 million interest payment due on April 1, 2003 on the $500 million of 8.625% senior unsecured notes maturing 2031; and a $9.6 million interest payment due on May 1, 2003 on the $240 million of 8.0% senior unsecured notes maturing 2013. On May 13, 2003, XL Capital Assurance, as controlling party, accelerated the approximately $319 million of debt issued by NRG Peaker Finance Company LLC. These facilities are in default.

     NRG Energy failed to make a second quarter payment of $18 million due on June 30, 2003 relating to interest and fees on the $1.0 billion unsecured 364-day revolving credit facility: a $11.3 million interest payment due on June 1, 2003 on the $300 million of 7.5% senior unsecured notes maturing 2009: and a $9.4 million interest payment due on June 15, 2003 on the $250 million of 7.5% senior unsecured notes due 2007.

     Prior to the downgrades, many corporate guarantees and commitments of NRG Energy and its subsidiaries required that they be supported or replaced with letters of credit or cash collateral within 5 to 30 days of a ratings downgrade below Baa3 or BBB— by Moody’s or Standard & Poor’s, respectively. As a result of the downgrades on July 26, 2002 and July 29, 2002 NRG Energy received demands to post collateral aggregating approximately $1.2 billion. NRG Energy is presently working with various secured project lender groups with respect to the issue of posting collateral and is working towards establishing a comprehensive plan of restructuring.

     In August 2002, NRG Energy retained financial and legal restructuring advisors to assist its management in the preparation of a comprehensive financial and operational restructuring. In November 2002, NRG Energy and Xcel Energy presented a comprehensive plan of restructuring to an ad hoc committee of its bondholders and a steering committee of its bank lenders (the Ad Hoc Creditors Committees). The restructuring plan has served as a basis for continuing negotiations between the Ad Hoc Creditors Committees, NRG Energy and Xcel Energy related to a consensual plan of reorganization for NRG Energy.

     On November 22, 2002, five former NRG Energy executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota (the Minnesota Bankruptcy Court). On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. On May 12, 2003, the Minnesota Bankruptcy Court issued an order abstaining from exercising jurisdiction over any aspect of the case and dismissed the case.

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG’s bank lenders. The settlement is subject to certain conditions, including the approval of at least a majority in dollar amount of the NRG Energy bank lenders and long-term noteholders and definitive documentation. There can be no assurance that such approvals will be obtained. The terms of the settlement call for Xcel Energy to make payments to NRG Energy over the next 10 months totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy will make the following payments: (i) $350 million at or shortly following the consummation of a restructuring of NRG Energy’s debt. It is expected this payment would be made prior to year-end 2003; (ii) $50 million on January 1, 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) $352 million in April 2004. Since the announcement on March 26, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders have continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement.

     On May 14, 2003 NRG Energy and certain of its U.S. affiliates (not including the Partnership or Funding) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et. al., Case No. 03-13024 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by its NRG Northeast Generating LLC subsidiary (NEG) and some NEG subsidiaries. NRG Energy anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the reorganization process.

     On May 15, 2003, NRG Energy announced that it has been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticker symbol NRZ and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedure, including appeal by NRG Energy of the

NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its U.S. affiliates had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     In addition, on May 15, 2003, NRB Energy, NRG Power Marketing, Inc., NRG Finance Company I LLC, NRGenerating Holdings (No. 23) B.V. and NRG Capital LLC (collectively, the Plan Debtors) filed their Disclosure Statement for Reorganizing Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as subsequently amended, the Disclosure Statement). The Bankruptcy Court held a hearing on the Disclosure Statement on June 30, 2003, and instructed the Plan Debtors to include certain additional disclosure. The Plan Debtors amended the Disclosure Statement and obtained Bankruptcy Court approval for the Third Amended Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (respectively, the Amended Disclosure Statement, the Plan). See Note 2 for complete list of the Debtors.

     The Plan must be approved by the SEC prior to its becoming effective. As subsidiaries of a registered holding company (Xcel Energy) under PUHCA, any reorganization plan for NRG Energy or NRG Energy’s subsidiaries must be approved by the SEC prior to such plan becoming effective. Furthermore, each solicitation of any consent in respect of any reorganization plan must be accompanied or preceded by a copy of a report on the plan made by the SEC, or an abstract thereof made or approved by the SEC. The Plan and Amended Disclosure Statement were submitted to the SEC for review on Monday July 28, 2003. The Plan Debtors will not be able to solicit acceptances or rejections in connection with the Plan prior to obtaining the required SEC approval. As a result, no deadlines or dates have been set regarding voting or confirmation.

Contractual Obligations and Commercial Commitments

     The Partnership has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to its capital expenditure program. The following is a summarized table of contractual obligations.

		Payments Due by Period as of
		and Subsequent to June 30, 2003

(In thousands)	Total	Short Term	1-3 Years	4-5 Years	After 5 Years

Long term debt	$310,850	$7,350	$31,650	$25,650	$246,200

Total contractual cash obligations	$310,850	$7,350	$31,650	$25,650	$246,200

Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, that supersedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. SFAS No. 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as “Extraordinary Items,” as prescribed in Accounting Practices Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as “Extraordinary Items.” This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement of prior periods required. The Partnership adopted this standard as of January 1, 2003 and has no gains or losses resulting from the extinguishment of debt that will require restatement.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

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

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2002. In addition, provisions of SFAS 149 that relate to SFAS Statement No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. SFAS No. 149 is not expected to have an impact on the Partnership.

Item 4. Controls and Procedures

     The Vice President, General Counsel, Treasurer and Controller (the Certifying Officers) have evaluated the Partnership’s and Funding’s disclosure controls and procedures as defined in the rules of the SEC as of the end of the period covered by this report and have determined that, except to the extent indicated otherwise in this paragraph, disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Partnership and Funding in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the fourth quarter of 2002, the Certifying Officers determined that there were certain deficiencies in the internal controls relating to financial reporting at the Partnership and Funding caused by NRG Energy’s (the Partnership’s and Funding’s parent company) pending financial restructuring and business realignment. During the second half of 2002, there were material changes and vacancies in senior NRG Energy management, the Partnership and Funding management positions and a diversion of financial and management resources to restructuring efforts. These circumstances detracted from the Partnership’s and Funding’s ability through its internal controls to timely monitor and accurately assess the impact of certain transactions, as would be expected in an effective financial reporting control environment. The Partnership and Funding have dedicated and will continue to dedicate in 2003 resources to make corrections to those control deficiencies. Notwithstanding the foregoing and as indicated in the certification accompanying the signature page to this report, the Certifying Officers have certified that, to the best of their knowledge, the financial statements, and other financial information included in this report on Form 10-Q, fairly present in all material respects the financial conditions, results of operations and cash flows of the Partnership and Funding as of, and for the periods presented in this report.

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

Part II — Other Information

Item 1. Legal Proceedings

     Through June 2003, the Partnership was involved in the following material legal proceedings.

Siemens Westinghouse Power Corporation v. NRG Batesville, LLC, LSP Energy Limited Partnership and Granite Power Partners II, L.P.

     On July 9, 2003, Siemens Westinghouse Power Corporation (Siemens) filed a lawsuit in the Circuit Court for the Second Judicial District of Panola County, State of Mississippi, against NRG Batesville, LLC, LSP Energy Limited Partnership and Granite Power Partners II, L.P., relating to a contract for the sale of equipment for a combustion turbine generator system (the equipment) from Siemens to Granite Power Partners II, L.P. Siemens alleges that it fully performed the contract and that approximately $1.2 million of the sale price remains unpaid. Siemens further alleges that it is entitled to a lien in that amount on both the equipment and the real property comprising the generating facility in Batesville, Mississippi. The Partnership is unable at this time to predict the outcome of the case.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31	Section 302 Certifications

32	Section 906 Certification

(b)	Reports on Form 8-K:

None

Cautionary Statement Regarding Forward-Looking Statements

     The information presented in this Form 10-Q report includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as “may,” “expects,” “plans,” “anticipates,” “contemplates,” “believes,” and similar terms. Forward-looking statements are only predictions or expectations and actual results may differ materially from the expectations expressed in any forward-looking statement. While the Partnership and Funding believes that the expectations expressed in such forward-looking statements are reasonable, the Partnership and Funding can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•	The impact of NRG Energy’s Chapter 11 bankruptcy filing in the United States Bankruptcy Court for the Southern District of New York, including the actions and decisions of creditors of NRG Energy and/or interested third parties, the various instructions, orders and decisions of the Bankruptcy Court and the possibility of a bankruptcy filing by additional NRG Energy subsidiaries.

•	NRG Energy’s ability or the ability of any of its subsidiaries to reach agreements with its lenders, creditors and other stakeholders regarding a comprehensive restructuring of NRG Energy;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	NRG Energy’s ability to sell assets in the amounts and on the time table assumed;

•	General economic conditions including inflation rates and monetary exchange rate fluctuations;

•	Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where the Partnership or Funding has a financial interest;

•	Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services and solvency;

•	Supplier financial condition, including solvency and the ability to deliver procured commodities and services as required and directed;

•	Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•	Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

•	Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

•	Volatility of energy prices in a deregulated market environment:

•	Increased competition in the power generation industry;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

•	Limitations on the Partnership’s or Funding’s ability to control projects in which NRG Energy has less than 100% interest;

•	Limited operating history at recently acquired or constructed projects provide only a limited basis for management to project the results of future operations;

•	Risks associated with timely completion of projects under construction, including obtaining competitive commercial agreements, obtaining regulatory and permitting approvals, local opposition, construction delays and other factors beyond the Partnership’s or Funding’s control;

•	Factors associated with various investments including competition, operating risks, dependence on certain suppliers and customers, and environmental and energy regulations;

•	Changes in government regulation or the implementation of new government regulations, including pending changes within or outside of California as a result of the California energy crisis, or the outcome of litigation pending in California and other western states, which could adversely affect the continued deregulation of the electric industry;

•	Changes in market design or implementation of rules that affect Partnership’s ability to transmit or sell power in any market.

•	Other business or investment considerations that may be disclosed from time to time in the Partnership’s Securities and Exchange Commission filings or in other publicly disseminated written documents.

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

LSP Energy Limited Partnership (Registrant)

By: LSP Energy, Inc. its General Partner

/s/ Scott J. Davido Scott J. Davido, Vice President (Principal Executive Officer)

/s/ George P. Schaefer George P. Schaefer, Treasurer (Principal Financial Officer)

/s/ William T. Pieper William T. Pieper, Controller (Principal Accounting Officer)

LSP Batesville Funding Corporation (Registrant)

/s/ Scott J. Davido Scott J. Davido, Vice President (Principal Executive Officer)

/s/ George P. Schaefer George P. Schaefer, Treasurer (Principal Financial Officer)

/s/ William T. Pieper William T. Pieper, Controller (Principal Accounting Officer)

Date: August 13, 2003